Form 10-Q
period 1994-12-31
ADVANCED LOGIC RESEARCH INC
filed 1995-02-14
CIK 861289

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                            ____________________

                                 FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1994



                       Commission File Number 0-18753
                  ----------------------------------------
                        ADVANCED LOGIC RESEARCH, INC.

         A Delaware Corporation          IRS Employer ID No. 33-0084573

                               9401 Jeronimo Road
                            Irvine, California 92718
                                 (714) 581-6770
                           __________________________


     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  [X]   NO [  ].

     There were 11,478,347 shares of the Registrant's Common Stock, par value $.01 per share, outstanding on January 31, 1994.


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                      ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)
                                    (unaudited)

                                                 December 31,    September 30,
ASSETS                                                 1994            1994

Current assets:
   Cash and cash equivalents                          $44,305        $40,836
   Trade accounts receivable, less allowance of
       $1,918 and $1,870 at December 31, 1994 and
       September 30, 1994, respectively                25,403         24,507
   Inventories                                         23,140         22,555
   Prepaid expenses and other assets                    3,249          4,540
   Deferred income taxes                                1,822          1,597
          Total current assets                         97,919         94,035
Equipment, furniture and fixtures, net                  2,966          3,316
Other assets                                              579            578
                                                     $101,464        $97,929


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Payable to affiliates                               $2,419         $2,619
   Accounts payable                                    10,871          9,024
   Accrued expenses                                    10,513          9,425
   Income taxes                                            44              0
         Total current liabilities                     23,847         21,068

Stockholders' equity:
   Preferred stock, $.01 par value; 2,500,000
       shares authorized; none issued
   Common stock, $.01 par value; 25,000,000 shares
       authorized; 11,478,347  issued and outstanding
       at December 31, 1994 and September 30, 1994        115            115
   Additional paid-in capital                          53,842         53,842
   Retained earnings                                   22,580         21,931
   Adjustments for foreign currency translation         1,080            973
          Total stockholders' equity                   77,617         76,861
                                                     $101,464        $97,929


See accompanying notes to consolidated financial statements.




                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                 (unaudited)



                                                       Three Months Ended
                                                          December 31,
                                                     1994               1993

Net sales                                         $45,718            $49,617
Cost of sales                                      37,665             41,433
          Gross profit                              8,053              8,184

Operating expenses:
   Selling, general and administrative              5,318              4,886
   Engineering, research and development            1,116              1,036
   Royalty expense, net                             1,310              1,723
          Total operating expenses                  7,744              7,645

          Operating income                            309                539

Interest income                                       557                266
Interest expense                                        0                (60)

          Income before taxes                         866                745

Provision for income taxes                            217                224

          Net income                                 $649               $521



Net income per common and common equivalent share    $0.06             $0.05

Common and common equivalent shares
 used in per share calculation                      11,555            11,445


See accompanying notes to consolidated financial statements.




                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                        Three Months Ended
                                                           December 31,
                                                        1994            1993

Cash flows from operating activitites:
   Net income                                           $649            $521
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                     493             620
       Loss on disposal of equipment                       1             206
       Provision for losses on accounts receivables       69            (100)
       Deferred income tax expense (benefit)            (226)            654

Change in assets and liabilities:
      Trade accounts receivable                         (839)            (65)
      Inventories                                       (503)         (2,274)
      Prepaid expenses and other assets                1,298            (489)
      Payable to affiliates                             (200)            721
      Accounts payable                                 1,811          (1,206)
      Accrued expenses                                 1,061           1,455
      Income taxes                                        44               0
          Net cash provided by operating activities    3,658              43

Cash flows from investing activities -
   Purchase of equipment, furniture and fixtures        (136)           (187)

Cash flows from financing activities -
   Net repayments to banks                                 0            (249)

Effect of foreign exchange rate change on cash           (53)              1

          Net increase (decrease) in cash and cash
            equivalents                                3,469            (392)

Cash and cash equivalents at beginning of period      40,836          34,447

Cash and cash equivalents at end of period           $44,305         $34,055

Supplemental disclosure of cash flow information:
   Cash paid (refunded) during the period for:
          Interest                                        $0              $1
          Income taxes                                 ($219)            $28

See accompanying notes to consolidated financial statements.


Advanced Logic Research, Inc.
Notes to Unaudited Consolidated Financial Statements


Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by Advanced Logic Research, Inc., (the "Company") pursuant to Securities and Exchange Commission regulations. In the opinion of management, the unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation.

The results of operations for the interim period are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's 1994 Form 10-K as filed with the Securities and Exchange Commission on December 23, 1994.

Net Income Per Share Information
Net income per share is computed using the weighted average number of common shares outstanding at the average market price for the period. Fully diluted income per share amounts are not presented because they approximate primary net income per share.

Cash Equivalents
Cash equivalents are highly liquid investments with an original maturity of three months or less, consisting primarily of commercial paper, variable-rate demand notes, short-term government obligations and other money market instruments.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and consist of the following (in thousands):

- - - - ----------------------------------------------------------------------------
                                              December 31,     September 30,
                                                  1994               1994
- - - - ----------------------------------------------------------------------------

Raw materials and component parts             $  6,209            $  7,782
Work in process                                  6,092               3,244
Finished goods                                  10,839              11,529
                                                ------             -------
                                               $23,140             $22,555
                                                ======              ======


Item 2.  Management's Discussion and Analysis of Consolidated Financial
             Condition and Results of Operations.

Results of Operations:

The following table presents the results of operations for the Company for the period indicated as a percentage of net sales.


                                                       Three Months Ended
                                                          December 31,
                                                      1994            1993

Net sales                                            100.0%          100.0%
Cost of sales                                         82.4%           83.5%
          Gross profit                                17.6%           16.5%

Operating expenses:
   Selling, general and administrative                11.6%            9.8%
   Engineering, research and development               2.4%            2.1%
   Royalty expense, net                                2.9%            3.5%
          Total operating expenses                    16.9%           15.4%

          Operating income                             0.7%            1.1%

Interest income, net                                   1.2%            0.4%

          Income before taxes                          1.9%            1.5%

Provision for income taxes                             0.5%            0.4%

          Net income                                   1.4%            1.1%


Management's Discussion and Analysis of
Financial Condition and Results of Operations


Net Sales
Net sales for the first quarter of fiscal 1995 decreased by 8% to $45.7 million from $49.6 million for the first quarter of fiscal 1994. The decline in sales was principally attributable to longer book to ship lead time associated with sales to an OEM customer and shortages of the Company's Express system caused by delivery delays from a major vendor. These factors delayed shipments and postponed revenue recognition, consequently, the Company's open order backlog increased during the first quarter of fiscal 1995 from September 30, 1994.

Despite the longer book to ship lead time associated with an OEM customer, sales to this channel rose by $1.6 million to $3.7 million for the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 due primarily to the addition of UNISYS Corporation as an OEM customer in October 1994 for certain high-end products. Also during the first quarter of fiscal 1995, sales made directly to corporate and individual end-users increased by $1.5 million to $7.1 million compared to same prior year quarter reflecting the success of the Company's programs to sell directly to large corporate end-users. Negating the increase in sales to these channels were lower sales to VARs, dealers and national retail organizations ("NROs").
  Sales to VARs and dealers declined by 10% to $31.6 million for the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. This decline was principally attributable to the shortage of Express systems which delayed customer shipments and postponed revenue recognition. The decline in sales to NROs occurred due to the termination of reseller agreements with Intelligent Electronics and ComputerLand during fiscal 1994 though the Company continues to sell its products directly to the franchisees and affiliates of these NROs. Net sales of $3.6 million to the Company's major distributors for the first quarter of fiscal 1995 was unchanged from the first quarter of fiscal 1994.

For the first quarter of fiscal 1995, system unit sales declined by 17% to approximately 21,000 systems from approximately 25,000 units for the first quarter of fiscal 1994. However, due to the Company's focus on high-end desktop systems and servers the average system selling price increased by 21% to $1,855 per system for the first quarter of fiscal 1995 from $1,531 per system for the first quarter of fiscal 1994.

Sales to international customers for the first quarter of fiscal 1995 declined by 9% to $22.0 million compared to the first quarter of fiscal 1994.
  The decline was principally attributable to lower sales to Asia-Pacific customers primarily caused by the shortage of the Company's Express systems.
  Also contributing to the decline in sales to international customers were lower sales to the Company's Canadian customers. Partially offsetting these declines was a $1.9 million or 21% increase in sales to European and Latin American customers substantially related to the addition of a large European systems integrator as a customer in the latter half of fiscal 1994.

Gross Profit
Gross profit margins for the quarter ended December 31, 1994 increased to 17.6% from 16.5% for the quarter ended December 31, 1993. The shift in sales to high-end desktop systems and client/servers, which typically generate greater gross profit margins than the Company's entry-level and mid-range systems, coupled with lower vendor component costs, particularly on CPUs and disk drives, favorably impacted gross profit margins compared to the similar prior year period. Revenues from high-end desktop systems and client/servers represented approximately 48% of total sales for the first quarter of fiscal 1995 compared to approximately 23% of total sales for the first quarter of fiscal 1994.

Operating Expenses
Selling, General and Administrative. Selling, general and administrative expenses increased by 9% or $.4 million to $5.3 million for the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994.
The increase in expenses was principally attributable to increased expenditures for advertising and promotion during the first quarter of fiscal 1995 and a reduction in bad debt reserves during the first quarter of fiscal 1994. The increase in advertising expense was chiefly associated with the Company's Revolution line of Pentium-based systems which were introduced during the latter half of fiscal 1994.

Engineering, Research and Development. Engineering, research and development expenses increased by 8% or $80,000 to $1.1 million for the quarter ended December 31, 1994 compared to the similar prior year period. The increase was attributable to greater outside professional service fees associated with product design and testing and higher engineering material expenses related to the continued development of new products.

Net Royalty Expense
Net royalty expense for the quarter ended December 31, 1994 was $1.3 million and represented 2.9% of sales compared to $1.7 million or 3.5% of sales for the quarter ended December 31, 1993. The decline in net royalty expense as a percentage of sales was principally attributable to certain products being exempt from royalties.

Interest Income, Net
Net interest income increased by $.4 million for the quarter ended December 31, 1994 compared to the similar period ended December 31, 1993. The increase was due to a greater average cash and equivalents balance and increased rates of return on short-term investments complemented by lower interest expense due to the repayment of outstanding bank debt in January 1994.

Income Taxes
The Company's tax expense for the first quarter of fiscal 1995 was based on estimated effective annual rates. The effective tax rate for the quarters ended December 31, 1994 and December 31, 1993 was 25% and 30%, respectively.
  The decrease in the effective tax rate for the first quarter of fiscal 1995 was primarily attributable to a change in the earnings mix among the Company's subsidiaries located in various taxing jurisdictions.

Liquidity and Capital Resources
The Company's liquidity and capital resources position continued to improve during the quarter ended December 31, 1994. At December 31, 1994, the Company's cash and equivalents totaled $44.3 million compared to $40.8 million at September 30, 1994 and working capital increased to $74.1 million at December 31, 1994 compared to $73.0 million at September 30, 1994.

The Company had no bank debt outstanding at December 31, 1994 and September 30, 1994. The Company's primary credit facility continues to be a three-year, $15.0 million revolving line with Heller Financial, Inc. The line is secured by the Company's assets and availability is subject to a borrowing base requirement. The facility contains certain net worth, profitability, financial ratio and other covenants with which the Company was in compliance during the first quarter of fiscal 1995.

ALR International, the Company's subsidiary in Singapore, continues to have available a revolving credit line with an availability of approximately $4.0 million which is used to supplement its working capital requirements.

The Company believes that its existing cash resources, combined with anticipated cash flows from future operating activities, supplemented as necessary with funds available under existing credit agreements will provide it with sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits:  None

                  (b) Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ADVANCED LOGIC RESEARCH, INC.
                              (Registrant)


Date: February 13, 1995        /s/ Gene Lu
                               ------------------------------
                               Gene Lu
                               Chairman, President and Chief
                                Executive Officer



Date: February 13, 1995        /s/ Ron Sipkovich
                               -------------------------------
                               Ronald J. Sipkovich
                               Vice President, Finance and
                                Administration, Chief Financial
                                Officer and Secretary