Form 10-Q
period 1995-03-31
ADVANCED LOGIC RESEARCH INC
filed 1995-05-15
CIK 861289

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                            ____________________

                                 FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995



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

     There were 11,479,847 shares of the Registrant's Common Stock, par value $.01 per share, outstanding on April 30, 1995.


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                      ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)
                                    (unaudited)

                                                    March 31,    September 30,
ASSETS                                                 1995            1994

Current assets:
   Cash and cash equivalents                          $48,813        $40,836
   Trade accounts receivable, less allowance of
       $1,982 and $1,870 at March 31, 1995 and
       September 30, 1994, respectively                24,400         24,507
   Inventories                                         26,239         22,555
   Prepaid expenses and other assets                      919          4,540
   Deferred income taxes                                1,799          1,597
          Total current assets                        102,170         94,035
Equipment, furniture and fixtures, net                  3,155          3,316
Other assets                                            1,028            578
                                                     $106,353        $97,929


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Payable to affiliates                               $1,323         $2,619
   Accounts payable                                    14,123          9,024
   Accrued expenses                                     9,744          9,425
   Income taxes                                         1,465              0
         Total current liabilities                     26,655         21,068

Stockholders' equity:
   Preferred stock, $.01 par value; 2,500,000
       shares authorized; none issued
   Common stock, $.01 par value; 25,000,000 shares
       authorized; 11,479,847 and 11,478,347 issued
       and outstanding at March 31, 1995 and
       September 30, 1994, respectively                   115            115
   Additional paid-in capital                          53,849         53,842
   Retained earnings                                   23,638         21,931
   Adjustments for foreign currency translation         2,096            973
          Total stockholders' equity                   79,698         76,861
                                                     $106,353        $97,929


See accompanying notes to consolidated financial statements.




                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                 (unaudited)



                                        Three Months Ended    Six Months Ended
                                              March 31,           March 31,
                                           1995      1994      1995      1994

Net sales                                 $47,359  $48,257    $93,077  $97,874
Cost of sales                              38,930   41,219     76,595   82,652
          Gross profit                      8,429    7,038     16,482   15,222

Operating expenses:
   Selling, general and administrative      5,174    4,257     10,492    9,143
   Engineering, research and development    1,128    1,148      2,244    2,184
   Royalty expense, net                     1,354    1,537      2,664    3,260
          Total operating expenses          7,656    6,942     15,400   14,587

          Operating income                    773       96      1,082      635

Interest income                               641      342      1,198      608
Interest expense                               (3)     (20)        (3)    (80)

          Income before taxes               1,411      418      2,277    1,163

Provision for income taxes                    353      125        570      349

          Net income                       $1,058     $293     $1,707     $814



Net income per common and common
 equivalent share                           $0.09    $0.03      $0.15    $0.07

Common and common equivalent shares
 used in per share calculation             11,609   11,548     11,581   11,469


See accompanying notes to consolidated financial statements.




                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                          Six Months Ended
                                                               March 31,
                                                          1995          1994

Cash flows from operating activitites:
   Net income                                            $1,707          $814
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                        953         1,455
       Loss on disposal of equipment                          4           206
       Provision for losses on accounts receivables         158          (179)
       Deferred income tax expense (benefit)               (202)        1,345

Change in assets and liabilities:
      Trade accounts receivable                             727        (1,858)
      Inventories                                        (3,050)        9,543
      Prepaid expenses and other assets                   3,273         2,453
      Payable to affiliates                              (1,649)          418
      Accounts payable                                    4,849        (7,891)
      Accrued expenses                                      183           169
      Income taxes                                        1,463         1,104
          Net cash provided by operating activities       8,416         7,579

Cash flows from investing activities -
   Purchase of equipment, furniture and fixtures          (747)          (641)

Cash flows from financing activities -
   Net repayments to bank                                    0           (316)
   Repayments under notes payable                            0         (6,000)
   Issuance of common stock under stock option plan          7            360
          Net cash used in financing activities              7         (5,956)

Effect of foreign exchange rate change on cash             301             (9)

          Net increase in cash and cash equivalents      7,977            973

Cash and cash equivalents at beginning of period        40,836         34,447

Cash and cash equivalents at end of period             $48,813        $35,420

Supplemental disclosure of cash flow information:
   Cash paid (refunded) during the period for:
          Interest                                          $1           $118
          Income taxes                                 ($2,900)       ($4,322)

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

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and consist of the following (in thousands):

- - - - - - ----------------------------------------------------------------------------
                                               March 31,     September 30,
                                                 1995               1994
- - - - - - ----------------------------------------------------------------------------

Raw materials and component parts             $  6,938            $  7,782
Work in process                                  6,067               3,244
Finished goods                                  13,234              11,529
                                                ------             -------
                                               $26,239             $22,555
                                                ======              ======


Item 2.  Management's Discussion and Analysis of Consolidated Financial
             Condition and Results of Operations

Results of Operations:

The following table presents the results of operations for the Company for the period indicated as a percentage of net sales.


                                        Three Months Ended    Six Months Ended
                                              March 31,           March 31,
                                            1995     1994       1995     1994

Net sales                                  100.0%   100.0%     100.0%   100.0%
Cost of sales                               82.2     85.4       82.3     84.4
          Gross profit                      17.8     14.6       17.7     15.6

Operating expenses:
   Selling, general and administrative      10.9     8.8        11.2      9.4
   Engineering, research and development     2.4     2.4         2.4      2.2
   Royalty expense, net                      2.9     3.2         2.9      3.3
          Total operating expenses          16.2    14.4        16.5     14.9

          Operating income                   1.6     0.2         1.2      0.7

Interest income, net                         1.3     0.7         1.2      0.5

          Income before taxes                2.9     0.9         2.4      1.2

Provision for income taxes                   0.7     0.3         0.6      0.4

          Net income                         2.2%    0.6%        1.8%     0.8%



                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Net Sales
Net sales for the three months ended March 31, 1995 decreased by 2% or $.9 million to $47.4 million from $48.3 million for the three months ended March 31, 1994 but increased by 4% or $1.6 million from the preceding quarter ended December 31, 1994. The 2% decline in sales compared to the similar prior year period was principally attributable to a decline in sales to international customers. Sales to international customers declined by 17% to $19.7 million for the three months ended March 31, 1995 compared to the similar prior year period. This decline was principally due to lower sales in the Asia-Pacific region which is supported by the Company's subsidiary in Singapore. However, during the same period sales to U.S. customers increased by 12% compared to the similar prior year period. This growth was principally fueled by continued growth in sales made directly to government, corporate and individual end-users. Sales to this channel increased by 27% during the current fiscal quarter to represent 20% of net sales compared to 15% of net sales for the quarter ended March 31, 1994. Complementing this growth was an increase in sales to original equipment manufacturers ("OEM") customers.
Sales to this channel during the quarter accounted for 9% of net sales compared to 6% for the similar prior year period.

Due to the Company's continued focus on servers and high-end desktop systems and the market's acceptance of these products, the average system selling price for the three months ended March 31, 1995 increased by 19% to $1,927 per system from $1,615 per system for the similar quarter of fiscal 1994.

Net sales for the six months ended March 31, 1995 were $93.1 million compared to $97.9 million for the six months ended March 31, 1994. The 5% decline in sales was principally due to lower sales in the Asia-Pacific region which represented 18% of revenue for the first six months of fiscal 1995 compared to 24% of sales for the first six months of fiscal 1994. Partially offsetting this decline was an increase in sales to European and Latin American customers substantially related to the addition of a large European systems integrator as a customer in the latter half of fiscal 1994. Primarily due to the addition of UNISYS Corporation as an OEM customer in October 1994 for certain high-end products, sales to this channel for the first six months of fiscal 1995 increased by 62% compared to the first six months of fiscal 1994. Also during the first six months of fiscal 1995 sales to government, corporate and individual end-users increased by 27% compared to the similar prior year period. Offsetting the sales growth in these channels were lower sales to value-added resellers ("VARs"), dealers and national retail organizations ("NRO"). Sales to VARs and dealers declined by 8% to $61.7 million for the first six months of fiscal 1995 compared to $66.9 million for the year-ago period. The decline in sales to NROs occurred due to the termination of reseller agreements with Intelligent Electronics and ComputerLand during fiscal 1993, though the Company continues to sell its products directly to their franchisees and affiliates.

Gross Profit
Gross profit margins for the three months ended March 31, 1995 improved to 17.8% from 17.6% for the first quarter of fiscal 1995 and 14.6% for the comparable prior year period. The continued shift in sales to high-end desktop systems and servers, which typically generate greater gross profit margins than the Company's entry-level and mid-range systems, coupled with lower vendor component costs, particularly on CPUs and disk drives, favorably impacted gross profit margins compared to the similar prior year period. Revenues from high-end desktop systems and servers represented approximately 53% of net sales for the second quarter of fiscal 1995 compared to approximately 24% of net sales for the second quarter of fiscal 1994.

For the six months ended March 31, 1995, gross profit margins improved to 17.7% from 15.6% for the six months ended March 31, 1994. As stated previously the improvement stems from a shift in sales to high-end desktop systems and servers and lower vendor costs on key components.

Operating Expenses
Selling, General and Administrative. Selling, general and administrative expenses increased by $.9 million to $5.2 million for the three months ended March 31, 1995 compared to the three months ended March 31, 1994. The increase in expenses was principally attributable to increased expenditures for product advertising, co-operative promotional activities and a reduction in bad debt reserves during fiscal 1994. For the six months ended March 31, 1995, selling, general and administrative expenses increased by $1.3 million to $10.5 million compared to the six months ended March 31, 1994 with the increase due to the same factors stated previously.

Engineering, Research and Development. Engineering, research and development expenses for the three and six months ended March 31, 1995 were $1.1 million and $2.2 million, respectively which were unchanged from the comparable prior year periods. Increases in payroll expense and engineering material expense were offset by lower outside professional service fees.

Net Royalty Expense
Net royalty expense for the three and six months ended March 31, 1995 was $1.4 million and $2.7 million respectively, and represented 2.9% of sales for both periods. For the three and six months ended March 31, 1994, net royalty expense was $1.5 million and $3.3 million and represented 3.2% and 3.3% of sales, respectively. The decline in net royalty expense as a percentage of sales was principally attributable to certain of the Company's products being exempt from royalties.

Interest Income, Net
Net interest income increased by $.3 million and $.7 million for the three and six months ended March 31, 1995 compared to the similar prior year periods. The increases were attributable to a greater average cash and cash equivalents balance and increased rates of return on short-term investments complemented by lower interest expense due to the repayment of outstanding bank debt in January 1994.

Income Taxes
The Company's tax expense for the three and six months ended March 31, 1995 was based on estimated effective annual rates. The effective tax rate for the three and six months ended March 31, 1994 was 25% compared to a tax rate for the comparable prior year periods of 30%. The decrease in the effective tax rate was primarily attributable to a change in the earnings mix among the Company's subsidiaries located in various taxing jurisdictions.

Liquidity and Capital Resources
The Company's liquidity and capital resources position continued to improve during the quarter ended March 31, 1995. At March 31, 1995, the Company's cash and cash equivalents totaled $48.8 million compared to $40.8 million at September 30, 1994. Working capital increased to $75.5 million at March 31, 1995 compared to $73.0 million at September 30, 1994.

The Company generated $8.4 million from operating activities during the six months ended March 31, 1995. The receipt of income tax refunds and the Company's income from operations principally accounted for the increase in cash and cash equivalents.

The Company had no bank debt outstanding at March 31, 1995 and September 30, 1994. The Company's primary credit facility continues to be a three-year, $15.0 million revolving line with Heller Financial, Inc. The line is secured by the Company's assets and availability is subject to a borrowing base requirement. The facility contains certain net worth, profitability, financial ratio and other covenants with which the Company was in compliance during the first six months of fiscal 1995.

ALR International, the Company's subsidiary in Singapore, continues to have available a $4.0 million uncommitted revolving credit line which is used to supplement its working capital requirements. As of March 31, 1995, the Company had not borrowed against this line of credit.

The Company believes that its existing cash resources, combined with anticipated cash flows from future operating activities, supplemented as necessary with funds available under existing credit agreements will provide it with sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs.

Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on February 21, 1995 in Newport Beach, California. All matters submitted to a vote of the Company's stockholders were described in the Company's Proxy Statement dated January 13, 1995. Matters submitted to a vote of stockholders included:

(1) The election of the following five directors to hold office until the next annual meeting or until their successors are elected and duly qualified.


                        Total Vote Each     Total Vote Withheld      Broker
                            Director         From Each Director     Non-Votes

Gene Lu                    10,703,591              30,442            744,314
Philip A. Harding          10,703,641              30,392            744,314
Therese E. Myers           10,701,441              32,592            744,314
Kenneth W. Simonds         10,701,441              32,592            744,314
Chun Win Wong              10,704,431              29,602            744,314


(2) The approval of the proposal to amend the Company's Flexible Stock Incentive Plan.

      For                     7,611,384
      Against                   391,322
      Abstain                    52,318
      No Vote                 2,679,009
      Broker Non-Votes          744,314

(3) The approval of the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ended September 30, 1995.

      For                    10,701,108
      Against                    11,065
      Abstain                    21,860
      Broker Non-Votes          744,314



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


                               ADVANCED LOGIC RESEARCH, INC.
                                       (Registrant)


Date: May 12, 1995             /s/ Gene Lu
                               ------------------------------
                               Gene Lu
                               Chairman, President and Chief
                                Executive Officer



Date: May 12, 1995             /s/ Ron Sipkovich
                               -------------------------------
                               Ronald J. Sipkovich
                               Vice President, Finance and
                                Administration, Chief Financial
                                Officer and Secretary