Form 10-Q
period 1995-06-30
ADVANCED LOGIC RESEARCH INC
filed 1995-08-14
CIK 861289

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                            ____________________

                                 FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995



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

     There were 11,590,221 shares of the Registrant's Common Stock, par value $.01 per share, outstanding on July 31, 1995.


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                      ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)
                                    (unaudited)

                                                    June 30,     September 30,
ASSETS                                                 1995            1994

Current assets:
   Cash and cash equivalents                          $46,992        $40,836
   Trade accounts receivable, less allowance of
       $2,064 and $1,870 at June 30, 1995 and
       September 30, 1994, respectively                22,340         24,507
   Inventories                                         34,553         22,555
   Prepaid expenses and other assets                    1,932          4,540
   Deferred income taxes                                1,868          1,597
          Total current assets                        107,685         94,035
Equipment, furniture and fixtures, net                  2,865          3,316
Other assets                                              786            578
                                                     $111,336        $97,929


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Payable to affiliates                                 $271         $2,619
   Accounts payable                                    17,535          9,024
   Accrued expenses                                    11,115          9,425
   Income taxes                                         1,479              0
         Total current liabilities                     30,400         21,068

Stockholders' equity:
   Preferred stock, $.01 par value; 2,500,000
       shares authorized; none issued
   Common stock, $.01 par value; 25,000,000 shares
       authorized; 11,516,320 and 11,478,347 issued
       and outstanding at June 30, 1995 and
       September 30, 1994, respectively                   115            115
   Additional paid-in capital                          53,992         53,842
   Retained earnings                                   24,815         21,931
   Adjustments for foreign currency translation         2,014            973
          Total stockholders' equity                   80,936         76,861
                                                     $111,336        $97,929


See accompanying notes to consolidated financial statements.




                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                 (unaudited)



                                        Three Months Ended   Nine Months Ended
                                              June 30,           June 30,
                                           1995      1994      1995      1994

Net sales                                $45,951  $37,774   $139,028  $135,648
Cost of sales                             36,792   32,896    113,387   115,548
          Gross profit                     9,159    4,878     25,641    20,100

Operating expenses:
   Selling, general and administrative     5,764    5,155     16,256    14,298
   Engineering, research and development   1,314    1,087      3,558     3,271
   Royalty expense, net                    1,239    1,149      3,903     4,409
          Total operating expenses         8,317    7,391     23,717    21,978

          Operating income (loss)            842   (2,513)     1,924   (1,878)

Interest income                              728      334      1,926      942
Interest expense                              (2)       -         (5)     (80)

          Income (loss) before taxes       1,568   (2,179)     3,845   (1,016)

Income tax expense (benefit)                 391     (654)       961     (305)

          Net income (loss)               $1,177  ($1,525)    $2,884    ($711)



Net income per common and common
 equivalent share                          $0.10   ($0.13)     $0.25   ($0.06)

Common and common equivalent shares
 used in per share calculation            11,736   11,478     11,629  11,419


See accompanying notes to consolidated financial statements.




                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                          Nine Months Ended
                                                               June 30,
                                                          1995          1994

Cash flows from operating activitites:
   Net income (loss)                                     $2,884         ($711)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                      1,397         2,040
       (Gain) loss on disposal of equipment                 (50)          206
       Provision for losses on accounts receivables         221          (144)
       Deferred income tax expense (benefit)               (272)        1,409

Change in assets and liabilities:
      Trade accounts receivable                           2,687         1,788
      Inventories                                       (11,336)       10,656
      Prepaid expenses and other assets                   2,507         2,085
      Payable to affiliates                              (2,348)        2,007
      Accounts payable                                    8,222        (7,231)
      Accrued expenses                                    1,536           739
      Income taxes                                        1,479          (221)
          Net cash provided by operating activities       6,927        12,623

Cash flows from investing activities -
   Purchase of equipment, furniture and fixtures           (846)         (826)

Cash flows from financing activities -
   Net repayments to bank                                     0          (316)
   Repayments under notes payable                             0        (6,000)
   Issuance of common stock under stock option plan         150           360
          Net cash provided by (used in) financing
           activities                                       150        (5,956)

Effect of foreign exchange rate change on cash              (75)          266

          Net increase in cash and cash equivalents       6,156         6,107

Cash and cash equivalents at beginning of period         40,836        34,447

Cash and cash equivalents at end of period              $46,992       $40,554

Supplemental disclosure of cash flow information:
   Cash paid (refunded) during the period for:
          Interest                                           $2          $118
          Income taxes                                  ($2,498)      ($3,586)

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

Net Income (Loss) Per Share Information
Net income (loss) per share is computed using the weighted average number of common shares and dilutive common stock options outstanding, at the average market price for the period, which are considered common stock equivalents. Fully diluted income (loss) per share amounts are not presented because they approximate primary net income (loss) per share or are anti-dilutive.

Cash Equivalents
Cash equivalents are highly liquid investments with an original maturity of three months or less, consisting primarily of commercial paper, variable-rate demand notes, short-term government obligations and other money market instruments.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and consist of the following (in thousands):

----------------------------------------------------------------------------
                                               June 30,     September 30,
                                                 1995               1994
----------------------------------------------------------------------------

Raw materials and component parts             $ 17,858            $  7,782
Work in process                                    951               3,244
Finished goods                                  15,744              11,529
                                                ------             -------
                                               $34,553             $22,555
                                                ======              ======


Item 2.  Management's Discussion and Analysis of Consolidated Financial
             Condition and Results of Operations

Results of Operations:

The following table presents the results of operations for the Company for the period indicated as a percentage of net sales.


                                        Three Months Ended   Nine Months Ended
                                              June 30,           June 30,
                                            1995     1994       1995     1994

Net sales                                  100.0%   100.0%     100.0%   100.0%
Cost of sales                               80.1     87.1       81.6     85.2
          Gross profit                      19.9     12.9       18.4     14.8

Operating expenses:
   Selling, general and administrative      12.5     13.6       11.7     10.5
   Engineering, research and development     2.9      2.9        2.5      2.4
   Royalty expense, net                      2.7      3.0        2.8      3.3
          Total operating expenses          18.1     19.5       17.0     16.2

          Operating income (loss)            1.8     (6.6)       1.4     (1.4)

Interest income, net                         1.6      0.9        1.4      0.7

          Income (loss) before taxes         3.4     (5.7)       2.8     (0.7)

Income tax expense (benefit)                 0.8     (1.7)       0.7     (0.2)

          Net income (loss)                  2.6%    (4.0%)      2.1%   (0.5%)



                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Net Sales
Net sales for the nine months ended June 30, 1995 increased by 2% to $139.0 million from $135.6 million for the nine months ended June 30, 1994. During this period sales to U.S. customers increased by 10% to $78.5 million while sales to international customers declined by 6% to $60.5 million.

In October 1994, the Company entered into an OEM agreement with UNISYS Corporation for certain high-end products which complemented the Company's existing OEM relationships with Siemens Nixdorf in the U.S. and Germany.
The addition of UNISYS principally accounted for the $7.5 million increase in U.S. OEM sales during the nine months ended June 30, 1995 compared to the corresponding nine months in fiscal 1994. For the nine month period ended June 30, 1995, sales made directly to government, corporate and individual end-users increased by 48% to $27.2 million compared to the corresponding nine month period in fiscal 1994 reflecting the success of the Company's programs to sell directly to large corporate and government accounts. The Company's principal channel of distribution continues to be dealers and value-added reseller. For the nine months ended June 30, 1995, sales to this channel in the U.S. increased by 2% to $33.7 million compared to the similar prior year period and represented 43% of sales to U.S. customers. With the termination of distribution agreements and a reorientation of the Company's sales channel focus, sales to distributors and national retail organizations declined by 32% to $8.2 million for the nine months ended June 30, 1995 compared to the corresponding prior year period.

The decline in sales to international customers for the nine months ended June 30, 1995 compared to the similar prior year period was due to a 24% decline in sales in the Asia-Pacific region through the Company's subsidiary in Singapore which was in part related to a reorientation of marketing and sales efforts towards high-end desktop systems and servers. Partially offsetting this decline was an 11% increase in sales to European and Latin American customers which was principally driven by increased sales to several major European customers serviced through the Company's subsidiaries in Germany and the United Kingdom.

Due to the Company's continued focus on servers and high-end desktop systems and the market's acceptance of these products, the average system selling price for the nine months ended June 30, 1995 increased by 20% to $1,916 per system from $1,594 per system for the similar period of fiscal 1994. Sales of servers and high-end desktop systems comprised 52% of total sales for the nine months of fiscal 1995 compared to 25% for the similar prior year period.

Net sales for the three months ended June 30, 1995 were $46.0 million compared to $37.8 million for the three months ended June 30, 1994. The 22% increase in sales was principally due to the growth in sales to OEM customers and sales made directly to government, corporate and individual end-users.

Gross Profit
Gross profit margins for the nine months ended June 30, 1995 improved to 18.4% from 14.8% for the corresponding period in fiscal 1994. Contributing to the improvement has been the ongoing implementation of the Company's client/server and high-end product strategy which continues a shift in sales to high-end desktop systems and servers, which typically generate greater gross profit margins than the Company's entry-level and mid-range systems. Also contributing to the improvement in the gross profit margins compared to the similar prior year period were lower vendor component costs, particularly on CPUs, and the continuing effects of engineering design improvements implemented by the Company.

For the three months ended June 30, 1995, gross profit margins improved to 19.9% from 12.9% for the three months ended June 30, 1994 and from 17.8% for the previous quarter ended March 31, 1995. As stated previously, improved margins resulted principally from a shift in sales to high-end desktop systems and servers and lower vendor costs on key components.

Operating Expenses
Selling, General and Administrative. Selling, general and administrative expenses increased by 14% to $16.3 million for the nine months ended June 30, 1995 compared to $14.3 million for the corresponding prior fiscal period. Expanded product advertising and increased dealer co-operative promotional activities principally accounted for the increase in expenses. Also contributing to the increase were higher payroll and payroll-related costs and a reduction in bad debt reserves during fiscal 1994. As a percentage of sales, selling, general and administrative expenses increased to 11.7% compared to 10.5% for the nine months ended June 30, 1994.

For the three months ended June 30, 1995, selling, general and administrative expenses increased by 12% to $5.8 million compared to $5.2 million for the three months ended June 30, 1994, with the increase due to the factors previously stated.

Engineering, Research and Development. Engineering, research and development expenses increased by 9% to $3.6 million for the nine months ended June 30, 1995 from $3.3 million for the comparable prior fiscal period. Increases in payroll and payroll-related costs associated with increased headcount and higher engineering material expense from ongoing product development principally accounted for the increase. As a percentage of sales, engineering and development costs increased to 2.5% for the nine months ended June 30, 1995 from 2.4% for the comparable prior year period.[RT1]

For the three months ended June 30, 1995 engineering, research and development expenses increased by 21% to $1.3 million from $1.1 million for the three months ended June 30, 1994. In addition to the factors previously stated, higher outside professional service fees associated with product design, testing and certification contributed to the increase in expenses.

Net Royalty Expense
Net royalty expense for the three and nine months ended June 30, 1995 was $1.2 million and $3.9 million and represented 2.7% and 2.8% of sales, respectively. For the three and nine months ended June 30, 1994, net royalty expense was $1.1 million and $4.4 million and represented 3.0% and 3.3% of sales, respectively. The decline in net royalty expense as a percentage of sales for fiscal 1995 compared to fiscal 1994 was primarily because certain of the Company's products are exempt from royalties.

Interest Income, Net
For the three and nine months ended June 30, 1995, the Company had net interest income of $.7 million and $1.9 million, respectively compared to $.3 million and $.9 million in the corresponding fiscal 1994 periods. The increases were attributable to greater average cash and cash equivalents balances and increased rates of return on short-term investments complemented by lower interest expense due to the repayment of outstanding bank debt in January 1994.

Income Taxes
The Company's tax expense for the three and nine months ended June 30, 1995 was based on estimated effective annual rates. The effective tax rate for the three and nine months ended June 30, 1995 was 25% compared to a tax rate for the comparable prior year periods of 30%. The decrease in the effective tax rate was primarily attributable to a change in the earnings mix among the Company's subsidiaries located in various taxing jurisdictions.

Liquidity and Capital Resources
The Company's cash and cash equivalents increased to $47.0 million at June 30, 1995 compared to $40.8 million at September 30, 1994. The $6.2 million increase in cash and cash equivalents during the nine month period was principally the result of the Company's income from operations and the receipt of income tax refunds.

Inventories increased to $34.6 million at June 30, 1995 from $22.6 million at September 30, 1994 principally due to increased purchases of key components which are in limited supply or have a long delivery lead time. The increase in inventories was partially offset by an increase in net trade payables and a decrease in accounts receivable resulting primarily from improved collection efficiency.

The Company had no bank debt outstanding at June 30, 1995 and September 30, 1994. The Company's primary credit facility continues to be a $15.0 million revolving line with Heller Financial, Inc. which is due June 16, 1996. The line is secured by the Company's assets and availability is subject to a borrowing base requirement. The facility contains certain net worth, profitability, financial ratio and other covenants with which the Company was in compliance during the first nine months of fiscal 1995.

ALR International, the Company's subsidiary in Singapore, continues to have available a $4.0 million uncommitted revolving credit line which is used to supplement its working capital requirements. As of June 30, 1995, the Company had not borrowed against this line of credit.

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


                               ADVANCED LOGIC RESEARCH, INC.
                                       (Registrant)


Date: August 11, 1995          /s/ Gene Lu
                               ------------------------------
                               Gene Lu
                               Chairman, President and Chief
                                Executive Officer



Date: August 11, 1995          /s/ Ron Sipkovich
                               -------------------------------
                               Ronald J. Sipkovich
                               Vice President, Finance and
                                Administration, Chief Financial
                                Officer and Secretary