Form 10-K
period 1995-09-30
ADVANCED LOGIC RESEARCH INC
filed 1995-12-27
CIK 861289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1995

Commission File Number 0-18753

ADVANCED LOGIC RESEARCH, INC.

A Delaware Corporation                    IRS Employer ID No. 33-0084573

9401 Jeronimo Road
Irvine, California 92718
(714) 581-6770
__________________________

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01
____________________________

     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $42,332,551 on December 15, 1995, based on the closing sale price of such stock on The Nasdaq Stock Market.

     The number of shares outstanding of Registrant's Common Stock, $.01 par value, was 11,722,368 at December 15, 1995.

____________________________

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Report incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, to be held February 21, 1996.

ADVANCED LOGIC RESEARCH, INC.

Index to Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 1995



                                                                        Page
PART I

     Item 1.     Business                                                 1
     Item 2.     Properties                                               9
     Item 3.     Legal Proceedings                                       10
     Item 4.     Submission of Matters to a Vote of Security Holders     10

PART II

     Item 5.     Market for Registrant's Common Stock
                 and Related Stockholder Matters                         11
     Item 6.     Selected Consolidated Financial Data                    12
     Item 7.     Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                   13
     Item 8.     Financial Statements, Financial Statement Schedule
                 and Supplementary Data                                  18
     Item 9.     Changes In and Disagreements with Accountants
                 on Accounting and Financial Disclosure                  18

PART III

     Item 10.     Directors and Executive Officers of the Registrant     33
     Item 11.     Executive Compensation                                 33
     Item 12.     Security Ownership of Certain Beneficial
                  Owners and Management                                  33
     Item 13.     Certain Relationships and Related Transactions         33

PART IV

     Item 14.     Exhibits, Financial Statement Schedule
                  and Reports on Form 8-K                                34



This report contains the following trademarks of the Company, many of which are registered: Advanced Logic Research, Inc., ALR, Evolution, etc. The following trademarks of other companies also appear in this report: Compaq, IBM, Intel, Pentium, Pentium Pro, Unisys. Any other products or brand names are trademarks or registered trademarks of their respective companies.

PART I


Item 1.     Business.


General

     Advanced Logic Research, Inc. ("ALR" or the "Company"), founded in 1984, designs, manufactures, markets and supports a broad line of microcomputer systems ("PCs") that offer leading-edge performance and value. The Company's comprehensive portfolio of environmentally friendly, upgradeable products includes sophisticated network servers, high-performance workstations and entry-level PCs. All ALR systems feature advanced designs to enhance performance while supporting the major industry standards. ALR markets its products through a worldwide network of resellers, system integrators, dealers and distributors. It also sells to selected Original Equipment Manufacturer ("OEM") customers and direct to end-users through its PrimeLine Direct program.

Products

     The Company's product strategy is focused on becoming a leading provider of computers targeted at the client/server and high-end/mid-range desk-top markets. The Company currently offers a number of high-performance server, workstation and personal computer product families based on Intel's Pentium, Pentium Pro and 486 microprocessors ("CPUs"). To achieve broad market acceptance for its products, the Company's PCs incorporate either Industry Standard Architecture ("ISA") or Extended Industry Standard Architecture ("EISA") bus architecture and either Video Electronics Standard Association ("VESA") or Peripheral Component Interconnect ("PCI") local bus architecture. For compatibility with a broad range of application software, ALR supports the major industry single user and multi-user/network operating systems: MS DOS, MS Windows, MS Windows 95, MS Windows NT, SCO UNIX, OS/2, Novell NetWare, Banyan VINES, as well as Intel's MP Spec v1.1 multiprocessing specification.

     ALR's SERVER SYSTEMS. The Company's server systems are designed in-house and feature enhanced performance and expandability. This family of computers currently consists of the ALR Revolution Q-SMP and the ALR Revolution MP. ALR also offers a rack-mount version of its ALR Revolution Q-SMP server.

     ALR REVOLUTION Q-SMP. The innovative award-winning ALR Revolution Q-SMP is a fully symmetrical multiprocessing server featuring up to four Intel 90-, 100-, or 133-megahertz ("MHz") Pentium CPUs. The unique Q-SMP architecture utilizes an advanced 64-bit multiprocessor bus and a symmetrical design to distribute the workload evenly between the different processors. System performance is enhanced by ALR's proprietary Q-SMP architecture supporting 256 kilobytes ("KB") (optional 1- or 2-megabytes ("MB")) of two-way associative high-speed "write-back" memory cache per processor module. This memory cache design nearly doubles cache efficiency compared to earlier architectures. The system comes standard with 16-MB of random access memory ("RAM") which is expandable to one gigabyte ("GB") and features Memory Error Detection and Correction ("EDC") technology to secure data integrity within the system.

     All ALR Revolution Q-SMP servers come standard with ALR NetTune; the NetWare server management package designed to optimize server performance. The ALR Revolution Q-SMP features a total of 10 expansion slots (six EISA bus slots and four PCI local bus extensions) and thirteen drive bays. The easily accessible chassis makes the drive bays ideal for hot swappable drives, tape backups, multiple CD-ROMs and other removable storage devices. The ALR Revolution Q-SMP has received numerous awards including PC/Computing Magazine's 'Most Valuable Product' award at COMDEX '94 in Las Vegas and the 'Overall Best Hardware Product for 1995' by UNIX Review in its December 1995 issue.

     The rack-mountable version of the ALR Revolution Q-SMP is designed to provide maximum flexibility and performance while economizing on space. ALR offers two rack-mount options designed to accommodate either two or four Revolution Q-SMP server units in a single, organized location. The system is designed to offer safeguards against downtime and lost data. An optional DAT drawer provides up to 32-GB of back-up data storage with a redundant hot-swappable power supply for mission critical environments. Additionally, the racks can be configured to house disk array subsystems or uninterruptible power supplies depending on the needs of the user.

     ALR REVOLUTION MP. The ALR Revolution MP was the first server to offer both a PCI bus architecture and an upgrade path from 90- or 100-MHz Pentium processing to dual 133-MHz Pentium multiprocessing. In its base configuration the system features 512-KB of high speed "write-back" memory cache and 8-MB of RAM which is expandable to 512-MB. Complementing the scaleable processing power of the ALR Revolution MP is its tower chassis which features four PCI slots, six EISA slots and nine drive bays for hard drives, CD-ROM drives or tape back-ups. Designed for mission critical network applications, the REVOLUTION MP is fully compatible with multiprocessing versions of popular multi-user/network operating systems.

     ALR's MINI-TOWER/HIGH-END DESK-TOP SYSTEMS. The Company's mini-tower/high-end desk-top systems feature 32-bit local bus technology and superior memory cache/local bus combinations to optimize CPU performance. This family of computers consists of the ALR EVOLUTION DUAL6, the ALR EVOLUTION V STe and the ALR EVOLUTION X and V ST.

     ALR EVOLUTION DUAL6. The ALR EVOLUTION DUAL6 is designed to use up to two 150-MHz Pentium Pro CPUs and is targeted at high-end workstation applications including CAD, graphics design and animation. The systems come standard with 256-KB of memory cache and 8-MB of error checking and correcting RAM expandable to 512-MB. To enhance overall system performance the ALR EVOLUTION DUAL6 incorporates 32-bit PCI local bus technology. This bus provides compatibility with the latest video cards and access to other 32-bit enhancement products.

     ALR EVOLUTION V STe. The ALR EVOLUTION V STe is designed to use up to two 90- or 100-MHz Pentium CPUs and is targeted at high-end business users. The systems come standard with 256-KB of synchronous 'burst' cache ensuring the highest performance levels from the Pentium processor. To enhance overall system performance, the ALR EVOLUTION V STe incorporates 32-bit PCI local bus technology providing compatibility with the latest video cards and access to other 32-bit enhancement products including SCSI controllers and network adapters. The systems come standard with 8-MB of RAM expandable to 264-MB.

     ALR EVOLUTION X & V ST. These two systems share the same motherboard and offer a selection of processor options including Intel's 75-, 90-, 100-, 120- or 133-MHz Pentium CPUs. To enhance overall performance, the systems incorporate 32-bit PCI local bus technology and fully support the Pentium's "write-back" mode ensuring the highest performance levels by utilizing a unique 256-KB "burst" memory cache architecture for the 100-, 120- or 133-MHz Pentium CPU models and asynchronous "write-back" cache for the 75- and 90-MHz Pentium CPU models. The ALR EVOLUTION V ST is packaged in a sport-tower chassis whereas the EVOLUTION X comes in a desk-top chassis.

     ALR's MID-RANGE AND ENTRY-LEVEL DESK-TOP SYSTEMS. The Company's mid-range desk-top PCs optimize performance through advanced technology. The systems incorporate local bus technology and consist of the ALR OPTIMA, the ALR OPTIMA SL and the EXPRESS XP/2.

     ALR OPTIMA. The ALR Optima system is designed for high-end desk-top requirements and features PCI local bus technology. The Optima offers a selection of processor options including Intel's 75-, 90-, 120- or 133-MHz Pentium CPUs. The system comes standard with 256-KB of memory cache which can be doubled to 512-KB for more demanding applications. The system features 8-MB of RAM which is expandable to 128-MB on the system board. The system features PCI and ISA "Plug 'n' Play" technology allowing for easy set-up and installation of peripheral cards.

     ALR OPTIMA SL. The ALR Optima SL combines performance with ease of use by featuring "Plug 'n' Play" technology. The system offers a selection of processor options including Intel's 75-, 90- or 100-MHz Pentium CPUs. For enhanced performance the system incorporates PCI local bus technology with accelerated Super VGA graphics integrated onto the motherboard. The system comes standard with 8-MB of RAM expandable to 128-MB on the system board. The Optima SL is packaged in a slimline chassis providing room for two storage bays and three enhancement cards.

     ALR EXPRESS XP/2. The Company's entry-level desk-top system is based on Intel's 66-MHz 486DX2 CPU and is designed to meet the personal requirements of individuals and to serve as a node on networks. This PC features advanced 32-bit PCI local bus technology with an integrated local bus video controller and a built-in PCI IDE interface. It comes standard with 4-MB of RAM which is expandable to 128-MB on the motherboard.

     Other Hardware Options. ALR offers a number of hardware options, including the ALR DataStation for data storage in networking and multi-user environments, VESA and PCI local bus video adapters and hard drive controllers. For certain systems, ALR offers a Multimedia Upgrade kit which includes an IDE CD-ROM drive and various titles, a 16-bit sound card, external speakers and a microphone. The Company also offers systems and memory boards, hard disk drives, CD-ROM drives, tape backup systems, fax modems, keyboards, monitors and other related peripherals. In September 1995, the Company announced its Pentium CPU based ALR Sequel 586, a system board upgrade designed specifically for the Compaq Prolinea desktop, minitower and Deskpro 386 and 486 PCs.

Research and Product Development

     The Company believes that being early-to-market with high-performance systems is critical to its success. ALR follows the early introduction of its high-end products with the introduction of mid-range products based on the same core technologies. As a result, the Company's research and product development activities have been focused on developing methods for designing products efficiently. To achieve these efficiencies, the Company uses technology modules which can be transported effectively and used in its other computer systems with minimal modification, as "building blocks" for concurrent and future product development efforts. Examples of these building blocks include the Company's memory management technology and custom chip sets. The Company believes this approach better enables it to control its engineering, research and development expenditures while increasing the speed with which it can bring new products to market.

     The Company's research and product development staff consists of 36 hardware and systems engineers located in the U.S. The Company's engineers are divided into two groups involved in the design of new products as well as the continued development of existing products. The Company's hardware engineers focus on the design of the Company's CPU platforms, while its systems engineers are responsible for enclosure design, software/system compatibility and integration of input/output peripherals to the system.

     During the fiscal years ended September 30, 1995, 1994 and 1993, the Company's engineering, research and development expenses were $4.8 million, $4.4 million, and $3.9 million, respectively.

Sales, Marketing and Support

     ALR and its subsidiaries sell the Company's products worldwide through an extensive network of value added resellers ("VARs"), system integrators, dealers, distributors, and selected OEM customers. In the U.S., the Company also sells directly to end-users through its PrimeLine Direct program.

     Since 1992, the PC industry has experienced a significant increase in price competition. See "Competition". The Company has responded to this new environment by focusing its product strategy towards providing computers aimed at the high-performance, multi-processing server and desk-top markets. The Company has also attempted to optimize the pricing structure offered to its different distribution channels and the marketing programs provided to its reseller channels.

     The Company has focused on providing its reseller channel (VARs, system integrators and dealers) with some of the most competitive programs in the PC industry. The Company's reseller programs include free shipping, cooperative advertising, lead referral, toll-free technical support, warranty reimbursement and the facilitation of product purchases through flooring companies offering up to 60 days free financing. The Company has implemented a "Channel Build" strategy for its resellers and distributors allowing them to purchase base models and determine their own margins by customizing these products for resale. The Company further enhanced this strategy by adopting a "Cost Plus" pricing strategy for its reseller channel where the "Cost" is the price paid by its distributors. Sales to the Company's reseller channel accounted for 65%, 69% and 68% of net sales for fiscal 1995, 1994 and 1993, respectively.

     The Company currently markets its products through four major distributors, Gates/Arrow, GBC/Vitek, Merisel, and Tech Data. This channel provides broad market penetration for the Company's products. Distributors represented approximately 5%, 8% and 8% of the Company's net sales in fiscal 1995, 1994 and 1993, respectively. During fiscal 1993, ALR experienced significant changes in its distributor and national retail organization ("NRO") channel due to a reorientation of its sales channel focus in North America. As a result, product purchase agreements with Ingram Micro, Inc., Intelligent Electronics and ComputerLand were terminated. However, ALR continues to sell its products directly to the franchisees of Intelligent Electronics and ComputerLand through its reseller program.

     The Company's PrimeLine Direct channel, established in fiscal 1993, serves the requirements of customers who choose to purchase directly from the Company. Since 1993, ALR's PrimeLine Direct sales force has evolved into three cohesive groups focused on serving the disparate needs of the small business customer and the large corporate and government end-users. The government sales group negotiated a contract with the federal government (GSA contract) allowing federal agencies to procure product directly from ALR at pre-negotiated prices. Additionally, qualified resellers can sell products to government end-users based on the pre-negotiated prices in ALR's GSA contract and receive a pass-through commission from ALR. PrimeLine Direct sales represented 20%, 16% and 9% of the Company's net sales for fiscal 1995, 1994 and 1993, respectively.

     In October 1994, ALR expanded its OEM relationships by entering into an OEM agreement with Unisys Corporation for ALR's high-end servers. This new agreement added to the Company's existing OEM relationships with Siemens Nixdorf in the U.S. and Germany. OEM sales represented 9%, 4% and 5% of the Company's net sales for fiscal 1995, 1994 and 1993, respectively.

     The Company's resellers, distributors and OEM customers are not contractually committed to future purchases of the Company's products and, therefore, could discontinue carrying the Company's products at any time. Additionally, consistent with industry practice, the Company provides certain of its large distributors with stock balancing and price protection rights, which permit these customers to return products to the Company for credit and to receive price adjustments for inventories of the Company's products if ALR lowers the prices of these products.

     ALR serves its markets worldwide through export sales from the U.S. and a network of subsidiaries and branches. ALR's sales subsidiaries include ALR International (Pte) Ltd. ("ALR International"), Advanced Logic Research Inc. (U.K.) Limited and Advanced Logic Research (Deutschland) GmbH which are located in Singapore, London and Frankfurt, respectively. ALR International maintains branch sales and support offices in Hong Kong and Malaysia. International sales represented 43%, 46% and 50% of the Company's net sales for fiscal years 1995, 1994 and 1993, respectively. For further geographic information, see Note 12 of Notes to Consolidated Financial Statements.

     A portion of the sales made by the Company in international markets are priced in local currency and are subject to currency exchange fluctuations.
At September 30, 1995, the Company had no forward contracts outstanding. International sales are subject to the risk of compliance with laws of various countries and the risk of import/export restrictions and tariff regulations. ALR has not experienced any difficulty in obtaining export licenses from the United States Department of Commerce for international sales.

     ALR maintains a sales and service staff at each of its locations worldwide to support the Company's end-users, authorized resellers and distributors. Reseller and distributor sales and service training classes are conducted at most of the Company's major worldwide locations. See "Customer Service and Product Warranty."

     The Company's corporate marketing communications group has primary responsibility for launching and maintaining product exposure including advertising, promotion and public relations. This group also develops sales materials such as brochures, merchandising kits and point-of-purchase displays.

Backlog

     The Company's customers generally order products on an as-needed basis. Therefore, a significant portion of product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents a small percentage of the product sales anticipated by the Company in a given fiscal quarter and is not indicative of the Company's actual sales for any future fiscal period. Manufacturing plans and expenditure levels are based primarily on sales forecasts. The absence of scheduled backlog could lead to unanticipated fluctuations in operating results in any quarter in which anticipated sales and shipments do not occur as expected.

Manufacturing and Quality Control

     The Company's manufacturing operations are located at its Irvine facilities in the United States. They include procurement and testing of parts, components and subassemblies and final assembly of its systems. In order to reduce capital investment requirements, the Company subcontracts a substantial portion of its printed circuit board assembly to several vendors in the United States and Taiwan, including affiliates of Wearnes Technology (Private) Limited ("Wearnes", Wearnes holds approximately 41% of the outstanding common stock of ALR). All subcontracted components are tested either by the Company or the subcontractor before undergoing final assembly. Once assembled, all systems undergo a fully operational test cycle including stress testing. Quality control also includes ongoing production reliability audits for early identification of production problems.

     The Company has focused on improving its inventory controls and enhancing its management information systems. The inability of the Company to continue to improve its inventory controls and other management information systems, or to successfully produce, test and deliver sufficient products in time to meet demand, would adversely affect the Company's operating results.

     The Company generally utilizes industry standard parts and components available from multiple vendors. However, the Company and the microcomputer industry, from time to time, have experienced shortages of key components including memory chips and standard integrated circuits. Prices for these and other key components have periodically increased and the Company could be put on allocation by its suppliers. On occasion, this has resulted in production delays for some of the Company's products.

     Certain parts and components used in the Company's systems are available only from a single source. Components for which the Company does not have multiple manufacturers include Intel's Pentium and Pentium Pro CPUs. These CPUs are either generally available through distribution or available from Intel in quantities that the Company believes are adequate to meet its current requirements. If, contrary to its expectations, the Company is unable to obtain sufficient quantities of any of these parts and components, the Company will experience delays in product shipments.

     The Company is currently sourcing motherboards for its EXPRESS XP/2 and Optima SL systems from Acer and is purchasing the Optima system from Intel on an OEM basis. In the future, the Company may choose to source additional products from these and other vendors. If, contrary to its expectations, the Company is unable to obtain sufficient quantities of these motherboards or systems, the Company could experience delays in product shipments.

     The various proprietary chip sets based on ALR designs are currently supplied by single sources: VLSI Technology, LSI Logic or Matra Semiconductor. A disruption in the manufacture of these chip sets could result in additional expense, as well as delays in product shipment.

     Supply shortages of any of the foregoing or other components may cause an increase in material cost that could result in a decline in the Company's operating results. In certain circumstances, supply shortages could result in production delays that could also adversely affect the Company's operating results.

Customer Service and Product Warranty

     ALR maintains a customer support hotline at its Irvine headquarters to answer questions from its customers relating to ALR systems and other products. The Company also offers a variety of customer support and repair services which are made available on a fixed-fee or time and materials basis after the product warranty period has expired. Internationally, the Company provides service to end-users through selected resellers trained by ALR, as well as through the Company's own technical support personnel.

     The Company has strengthened its service and technical support to end-users through a relationship with Unisys Corporation and Decision One to provide on-site field service and warranty support in the U.S. The Company's in-house technical support department in the U.S. has benefited from advanced telephone tracking technology that streamlines the routing, processing and tracking of calls. The Company also offers on-line support service 24 hours a day through its facsimile question and response system. This service supplements the Company's 24-hour bulletin board service which allows customers to confer with ALR technicians, download software and receive support updates and technical bulletins. These services are now also available through the ALR CompuServe forum.

     In November 1994, ALR enhanced its product warranty policy to offer a 5-year/36-month warranty (five years system warranty and 36 months warranty on factory installed peripherals) compared to a 5-year/15-month warranty policy. For fiscal 1995, technical support expenses, which include warranty and non-warranty repairs, were approximately $4.3 million. Except for stock-balancing agreements with its distributors, the Company does not customarily allow returns of its products for reasons other than malfunction or failure.

FCC Approvals

     The Federal Communications Commission (the "FCC") has adopted regulations setting radio frequency emission standards for computing equipment. All of the Company's current products meet the FCC's Class A requirements and certain of the Company's products qualify for the more stringent Class B approval. From time to time, however, the Company has experienced delays in securing FCC Class B approvals. To the extent the Company's present and future products may be required to meet the more stringent Class B requirements, there can be no assurance that similar delays will not occur in the future.

Competition

     The principal elements of competition among PC manufacturers are pricing, performance, product quality and reliability, compatibility, marketing and distribution capability, service and support, reputation and the capability to deliver products in large volumes. ALR competes with a large number of manufacturers, including Apple Computer, AST Research, Compaq Computer, Dell Computer, Digital Equipment Corporation, Gateway 2000, Hewlett Packard, IBM Corporation ("IBM"), NCR and NEC Information Systems, as well as private label products manufactured by companies such as Intel. Most of these companies have significantly greater financial, marketing and technological resources than ALR and may be able to command better terms with their suppliers due to higher purchasing volumes.

     The Company has entered into OEM agreements with two large computer manufacturers who are competitors of ALR. While selecting its OEM customers, the Company tries to ensure that there is a minimum amount of overlap between the markets and end-users targeted by ALR and its OEM customers. However, changes in the marketing strategy of its OEM customers may adversely affect ALR's future revenue mix and gross margin rate. See "Sales, Marketing and Support."

     Since 1992, the PC industry has experienced a significant increase in price competition from the top tier PC manufacturers like Compaq and IBM.
This has resulted in a rapid decline in PC prices and an increase in marketshare for the top tier manufacturers. ALR has responded to this new environment by focusing its product strategy towards providing computers aimed at the high-performance multi-processing server and desk-top markets. ALR's long-term success will depend primarily on the continued market acceptance of its existing products, its ability to develop and introduce similarly acceptable new products, its ability to continue to reduce costs through product design and operating efficiencies and its ability to expand its channels of distribution and the number of customers within these channels.

Patents, Trademarks and Licenses

     The Company believes that its continued success will depend primarily upon the technical expertise, creative skills and management abilities of its directors, officers and key employees rather than on patent ownership. The Company has been issued patents covering certain aspects of its upgrade technology in the United States and Taiwan, which expire in 2111 and 2005, respectively. The Company has also applied for patents covering its upgrade module technology in Europe, Canada and Australia, although there can be no assurance that these patents will be granted or that these patents will provide adequate protection, if granted. The Company currently relies on trade secrets and confidentiality agreements to protect its proprietary information, although there can be no assurance that the confidentiality agreements on which ALR relies to protect its trade secrets will be adequate or that the Company's competitors will not independently develop or patent substantially equivalent or superior technologies.

     The Company has obtained federal trademark registration on the following trademarks: Advanced Logic Research, Inc., ALR, the ALR logo, PowerFlex, Business Veisa, PowerVeisa, BusinessServer, PowerFlex Flyer, Business Station and Evolution and has applied for federal trademark registration on certain other product names and logos. The Company has also trademarked the ALR logo in various countries including Singapore, Germany and the United Kingdom and has applied for registration of its logo in certain other foreign countries in which it anticipates expanding its international business.

     ALR currently licenses from IBM the right to use certain technology covered under patents issued to IBM. The licensing agreement permits the Company to develop, manufacture and sell personal computers without liability for infringement on IBM's existing patents. The Company pays, and expects to pay in the future, royalties to IBM on sales of a substantial number of the Company's existing and future personal computer products. IBM's policy is to offer lower royalty rates to licensees that possess patent rights of interest to IBM if these licensees provide IBM with a cross-license. To the extent that ALR's competitors avoid the payment of royalties or obtain more favorable royalty payment terms from IBM, ALR could be at a disadvantage.

     In the past, the Company has licensed certain of its designs to a large computer manufacturer. In the future, the Company may choose to license its designs to other computer manufacturers which may permit these manufacturers to compete directly with the Company. See "Sales, Marketing and Support."

     From time to time, companies have asserted exclusive patent, copyright and other intellectual property rights to technologies that are important to the microcomputer industry. The Company evaluates each claim and, if appropriate, seeks a license to use the protected technology. There can be no assurance that the Company would be able to obtain licenses to use such technology or obtain such licenses on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license protected technology used in ALR's products, ALR could be prohibited from marketing such products. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. If the Company's products should be found to infringe protected technology, ALR could be required to pay damages to the infringed party and to stop using such protected technology.

Employees

     As of September 30, 1995, ALR had 475 full-time employees, of whom 39 were engaged in engineering, research and development, 88 in sales and marketing, 53 in customer support and service, 248 in manufacturing and 47 in administrative activities. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

     The Company believes its ability to attract and retain skilled technical and management personnel has been and will continue to be critical to its success. Accordingly, the Company has adopted stock option plans and other benefit plans to assist in attracting and retaining qualified employees at all levels.

Foreign and Domestic Operations

     A substantial portion of the Company's sales are made outside the United States. See Note 12 of Notes to Consolidated Financial Statements, which is incorporated by reference.

Item 2.     Properties.

          The Company leases approximately 75,000 square feet of space for its corporate headquarters in Irvine under a lease which expires in June 1999. The Company leases an additional 40,000 square feet of space at a nearby facility for manufacturing and warehousing operations under a lease which expires in June 1997. ALR International leases approximately 22,000 square feet of space in Singapore for sales, support and warehousing needs under a lease that expires in 1997. In addition, the Company leases space for sales and support offices in London, Frankfurt, Hong Kong and Malaysia. The information in Note 13 of Notes to Consolidated Financial Statements is incorporated by reference.

     ALR believes that its manufacturing facilities will be sufficient to meet its reasonably foreseeable needs. The Company believes that space will be available at commercially reasonable rates when and as needed to accommodate either a move or an expansion of the Company's operations.

Item 3.     Legal Proceedings.

          The Company is a party to litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

          None.

PART II


Item 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters.


Market Information (Unaudited)

Advanced Logic Research, Inc.'s common stock is traded on The Nasdaq Stock Market under the symbol AALR. The following table sets forth the range of high and low closing sale prices for the Company's common stock for the fiscal quarters indicated.

Year ended September 30,               High          Low

1995:
First fiscal quarter                $  4.88      $  3.75
Second fiscal quarter                  5.38         4.00
Third fiscal quarter                   6.75         4.50
Fourth fiscal quarter               $  9.38      $  5.75

1994:
First fiscal quarter                $  3.63      $  2.88
Second fiscal quarter                  7.25         3.38
Third fiscal quarter                   6.50         4.50
Fourth fiscal quarter               $  4.50      $  3.63

At December 15, 1995, the closing sale price of the Company's common stock as reported on The Nasdaq Stock Market was $6.75.

Holders of Record

At September 30, 1995, ALR had approximately 277 stockholders of record of the Company's common stock.

Dividends

The Company has never paid dividends on its capital stock. The Company presently intends to retain earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of the Company's current loan agreement restrict the ability of the Company to pay cash dividends.

Item 6.     Selected Consolidated Financial Data.

Fiscal year ended September 30,  1995     1994     1993     1992       1991
(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales                    $192,425  $183,387  $169,254  $206,817  $227,954
Cost of sales                 156,465   155,652   149,974   165,483   160,864
Gross profit                   35,960    27,735    19,280    41,334    67,090

Selling, general &
administrative                 21,915    19,308    22,898    30,797    32,922
Engineering, research &
development                     4,762     4,409     3,935     5,121     4,321
Royalty expense, net            5,289     5,867     5,183     4,704     5,043
   Total operating expenses    31,966    29,584    32,016    40,622    42,286

   Operating income (loss)      3,994    (1,849)  (12,736)      712    24,804

Net interest income             2,502     1,355       388       488       390

   Income (loss) before minority
   interest, taxes & cumulative
   effect of change in
   accounting principle         6,496      (494)  (12,348)    1,200    25,194

Minority interest                ---        ---       ---      ---        447

   Income (loss) before taxes
   and cumulative effect of
   change in
   accounting principle         6,496      (494)  (12,348)    1,200    24,747

Income tax expense (benefit)    1,624      (148)   (2,640)      651    10,022

   Income (loss) before
   cumulative effect of change
   in accounting principle      4,872      (346)   (9,708)      549    14,725

Cumulative effect of change
in accounting for income taxes   ---        ---      (919)      ---       ---

   Net income (loss)         $  4,872   $  (346) $(10,627)   $  549   $14,725

Income (loss) before cumulative
effect of change in
accounting principle per common
& common equivalent share    $  0.41   $  (0.03) $  (0.86)  $  0.05   $  1.40

Net income (loss) per common
& common equivalent share    $  0.41   $  (0.03) $  (0.94)  $  0.05   $  1.40


Common and common equivalent shares
 used in per
share calculation             11,750     11,434    11,336    11,414    10,483




As of September 30,              1995     1994     1993     1992        1991
(In thousands)

CONSOLIDATED BALANCE SHEET DATA:

Cash & cash equivalents       $46,580   $40,836   $34,447   $29,638   $23,377
Accounts receivable, net       26,524    24,507    21,947    35,189    48,102
Inventories, net               27,088    22,555    36,525    44,264    48,831
Total assets                  107,220    97,929   108,095   125,846   136,195
Long-term debt                   ---       ---      ---       6,000     9,000
Stockholders' equity          $83,249   $76,861   $75,917   $87,425   $85,911

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

NET SALES                        Change                 Change
                       FY95     From FY94     FY94     From FY93     FY93
(In thousands)
Net Sales            $192,425      5%       $183,387     8%        $169,254

Net sales increased to $192.4 million for fiscal 1995 from $183.4 million for fiscal 1994 and $169.3 million for fiscal 1993. The consecutive years of sales growth was principally due to the reorientation of the Company's product and marketing focus to network servers and high-end desk-top systems. During the three years, sales of servers and high-end desk-top systems grew from $22.3 million for fiscal 1993 to $56.3 million and $98.9 million for fiscal 1994 and 1995, respectively. A major contributor to this growth in sales was the ALR Revolution Q-SMP. From its introduction in the latter half of fiscal 1994, sales of this product have grown to represent 13% of net sales for fiscal 1995. Consequently, as a result of the shift in product mix to servers and high-end desk-top systems, the average system selling price for fiscal 1995 increased to $1,960 from $1,676 and $1,357 for fiscal 1994 and 1993, respectively, despite the existence of industry-wide competitive pricing pressures.

In fiscal 1995, the Company's principal channel of distribution continued to be resellers which comprised 65% of net sales. However, due to the growth in sales made directly to small businesses, government, corporate and individual end-users, and OEM customers, this represented a decline from fiscal 1994 and 1993 in which sales to resellers represented 69% and 68% of net sales, respectively.

From fiscal 1993 through fiscal 1995, direct sales to small businesses, government, corporate and individual end-users grew to become the Company's second major channel of distribution. Direct sales increased from $15.7 million for fiscal 1993 to $28.5 million and $38.8 million for fiscal 1994 and 1995, respectively. The growth in sales through this channel during fiscal 1995 was predominately due to the negotiation of a GSA contract with the federal government allowing federal agencies to procure product directly from ALR.

In October 1994, the Company entered into an OEM agreement with Unisys Corporation for certain high-end products which complemented the Company's existing OEM relationships with Siemens Nixdorf in the U.S. and Germany. The addition of Unisys accounted for the 169% increase in OEM sales during fiscal 1995 from fiscal 1994. For fiscal 1995, OEM sales totaled $17.5 million and represented approximately 9% of net sales compared to 4% and 5% for fiscal 1994 and 1993, respectively.

Sales to distributors and NROs for fiscal 1995 declined to 5% of net sales compared to 9% and 14% for fiscal 1994 and 1993, respectively. This decline in sales over the three years was due to the reorientation of the Company's sales channel. Product purchase agreements with Ingram Micro, Inc., Intelligent Electronics and ComputerLand were terminated during fiscal 1993.

During fiscal 1995, principally due to the growth in sales through the direct and OEM channels, U.S. sales grew by 11% to represent 57% of net sales compared to 54% and 50% for fiscal 1994 and 1993, respectively. Consequently, international sales declined to represent 43% of net sales for fiscal 1995 compared to 46% and 50% for fiscal 1994 and 1993, respectively. The decline in international sales during fiscal 1995 was principally due to lower sales to Asia-Pacific region and Canadian customers. Partially offsetting this decline was an 18% increase in sales to customers in Europe and Latin America during fiscal 1995.

GROSS PROFIT                        Change                 Change
                          FY95     From FY94     FY94     From FY93     FY93
(In thousands)
Gross Profit             35,960       30%       27,735        44%       19,280
Percentage of Net Sales   18.7%                  15.1%                   11.4%

Gross profit margins for fiscal 1995 increased to 18.7% from 15.1% for fiscal 1994 and from 11.4% for fiscal 1993. The shift in sales to servers and high-end desk-top systems favorably impacted gross profit margins since these systems typically generate greater gross profit margins than the Company's entry-level and mid-range systems. Design changes, chiefly to product chassis and motherboards, coupled with lower vendor component costs, particularly on CPUs and disk drives, lowered material costs and contributed to improving gross profit margins. Also contributing was the growth in sales volume which allowed manufacturing and technical support costs to be absorbed over a greater revenue base.

The Company anticipates that competitive pricing pressures will continue throughout the personal computer industry. Although vendor component costs generally decreased during the three year period, a change in market conditions brought about by increased demand for these components could result in price increases which would adversely affect the Company's gross profit margins and profitability.

OPERATING EXPENSES
SELLING, GENERAL AND ADMINISTRATIVE
                                      Change                 Change
                            FY95     From FY94     FY94     From FY93     FY93
(In thousands)
Selling, General and
 Administrative Expenses  $21,915       14%      $19,308     (16%)     $22,898
Percentage of Net Sales     11.4%                  10.5%                 13.5%

Selling, general and administrative expenses increased by 14% to $21.9 million for fiscal 1995 compared to $19.3 million for fiscal 1994. Expanded product advertising and increased dealer cooperative promotional activities principally accounted for the increase in expenses during fiscal 1995. As a percentage of net sales, advertising and promotional expenses increased to 4.3% of net sales for fiscal 1995 compared to 3.5% of net sales for fiscal 1994. Also contributing to the increase was a reduction in bad debt reserves during fiscal 1994. In fiscal 1994, $.8 million in bad debt expense was reversed against the allowance for doubtful accounts.

For fiscal 1994, selling, general and administrative expenses declined by 16% to $19.3 million compared to $22.9 million for fiscal 1993. This decline was principally the result of lower bad debt expense, lower expenditures on cooperative advertising, trade shows and media advertising and lower personnel related expenses. As previously discussed the decline in bad debt expense was due to the reversal of $.6 million in bad debt expense against the allowance for doubtful accounts. The decrease in advertising expense related to fewer cooperative advertising and promotional programs while the decline in personnel related expenses was associated with a streamlining of worldwide operations in the first quarter of fiscal 1994. This resulted in part from the closure of the Company's Canadian sales branch and a significant reduction in the Company's operations in Singapore.

ENGINEERING, RESEARCH AND DEVELOPMENT
                                      Change                 Change
                             FY95    From FY94     FY94    From FY93     FY93
(In thousands)
Engineering, Research
 and Development Expenses  $4,762       8%        $4,409     12%       $3,935
Percentage of Net Sales      2.5%                   2.4%                 2.3%

Engineering, research and development expenses increased during the three year period to $4.8 million for fiscal 1995 compared to $4.4 million and $3.9 million for fiscal 1994 and 1993, respectively. Increases in payroll and payroll-related costs associated with increased headcount and higher engineering material expense from ongoing product development principally accounted for the increase in fiscal 1995 compared to fiscal 1994. The increase in fiscal 1994 compared to fiscal 1993 was principally due to higher outside professional service fees associated with product design and testing and higher engineering material expenses related to product development.

ROYALTY EXPENSE, NET
                                      Change                 Change
                            FY95     From FY94     FY94     From FY93    FY93
(In thousands)
Royalty Expense, Net       $5,289     (10%)       $5,867     13%        $5,183
Percentage of Net Sales      2.7%                   3.2%                  3.1%

The decline in net royalty expense for fiscal 1995 to 2.7% of sales from 3.2% for fiscal 1994 resulted because certain of the Company's products are exempt from royalties. For fiscal 1994, net royalty expense increased to 3.2% of net sales from 3.1% of net sales for fiscal 1993 due to the provisions of the Company's agreement with IBM.

Effective January 1, 1996, the royalty rate related to the sale of certain of the Company's products will increase an additional 1% to its maximum applicable rate according to the terms of the Company's agreement with IBM.

INTEREST INCOME, NET
                                      Change                 Change
                            FY95     From FY94     FY94     From FY93     FY93
(In thousands)
Interest Income, Net       $2,502       85%       $1,355      249%        $388

The increase in net interest income since fiscal 1993 was due to the steady growth in cash and cash equivalents balances, increased rates of return on short-term investments and the repayment of outstanding bank debt in January 1994.

INCOME TAXES
                                 FY95              FY94               FY93
(In thousands)
Income Tax Expense (Benefit)    $1,624            $(148)            $(2,640)
Effective Tax Rate               25.0%             30.0%               21.4%

For fiscal 1995, 1994 and 1993, the Company recorded effective income tax rates of 25.0%, 30.0% and 21.4%, respectively. The changes in the effective tax rates were principally attributable to changes in the earnings mix among the Company's subsidiaries located in various taxing jurisdictions and utilization of certain net operating loss carryforwards.

During fiscal 1993, the Company adopted Financial Accounting Standards Board Statement No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". The cumulative effect of adopting SFAS No. 109 increased the net loss by $919,000, or $0.08 per share. See Notes 1 and 9 of the Notes to Consolidated Financial Statements for additional information regarding SFAS No. 109 and income taxes.

LIQUIDITY AND CAPITAL RESOURCES
                                       Sept. 30, 1995     Sept. 30, 1994
(In thousands)
Cash and cash equivalents                $46,580             $40,836
Working capital                           79,771              72,967
Current ratio                                4.3                 4.5
Debt                                         ---                 ---
Stockholders' equity                      83,249              76,861

The Company's cash and cash equivalents increased to $46.6 million at September 30, 1995 compared to $40.8 million at September 30, 1994. The $5.8 million increase in cash and cash equivalents during the fiscal year was due to positive cash flow from operating activities partially offset by capital expenditures.

Accounts receivable increased to $26.5 million at September 30, 1995, from $24.5 million at September 30, 1994. For the quarter ended September 30, 1995, accounts receivable days outstanding were 45 days compared to 46 days for the quarter ended September 30, 1994. Inventories increased to $27.1 million at September 30, 1995, from $22.6 million at September 30, 1994. Inventory turns declined to 6.4 for the quarter ended September 30, 1995 compared to 7.1 for the quarter ended September 30, 1994. The Company's higher level of inventory at September 30, 1995 was principally due to increased purchases of key components during fiscal 1995 which are in limited supply or have a long delivery lead time.

ALR International continues to have available an uncommitted revolving credit line with an availability of approximately $4.2 million which is used to supplement its working capital requirements. At September 30, 1995, the Company had not borrowed against this line of credit.

The Company's primary credit facility continues to be a $15.0 million revolving line with Heller Financial, Inc. The line is secured by the Company's assets and availability is subject to a borrowing base requirement. In October 1995, the Company signed an amendment to this credit agreement extending the expiration to August 1998 and reducing the borrowing rate to Prime, based on the Prime rate charged by Bank of America, from Prime rate plus 1%. A commitment fee of .75% per annum is paid on the unused portion of the revolving line of credit. The facility contains certain net worth, profitability, financial ratio and other covenants with which the Company was in compliance during fiscal 1995 and 1994. During fiscal 1995 and 1994, the Company had no outstanding borrowings against this line of credit.

The Company believes that its existing cash resources, combined with anticipated cash flows from future operating activities, supplemented as necessary with funds expected to be available under the Company's various credit agreements, will provide it with sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs.

Item 8.   Financial Statements, Financial Statement Schedule and Supplementary
          Data.

          Index to Financial Statements and Financial Statement Schedule

          Consolidated Financial Statements:

          Report of Independent Auditors................................19

          Consolidated Balance Sheets as of September 30, 1995 and 1994.20

          Consolidated Statements of Operations for the years ended
           September 30, 1995, 1994 and 1993............................21

          Consolidated Statements of Stockholders' Equity for the
           years ended September 30, 1995, 1994, and 1993...............22

          Consolidated Statements of Cash Flows for the years
           ended September 30, 1995, 1994, and 1993.....................23

          Notes to Consolidated Financial Statements....................24


Financial Statement Schedule:
(For the three years ended September 30, 1995)

Schedule II - Valuation and Qualifying Accounts.........................32


All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


     Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

REPORT OF INDEPENDENT AUDITORS



To the  Board of Directors
Advanced Logic Research, Inc.:

We have audited the accompanying consolidated financial statements of Advanced Logic Research, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Logic Research, Inc. and subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP

Orange County, California
November 2, 1995

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                            September 30,
                                                             1995     1994
Assets (note 8)

Current assets:
     Cash and cash equivalents                             $46,580   $40,836
     Trade accounts receivable, less allowance of $1,999 and
      $1,870 at September 30, 1995 and 1994, respectively   26,524    24,507
     Inventories (note 2)                                   27,088    22,555
     Prepaid expenses and other assets                       1,692     4,540
     Deferred income taxes (note 9)                          1,858     1,597
               Total current assets                        103,742    94,035
Equipment, furniture and fixtures, net (note 3)              2,764     3,316
Other assets                                                   714       578
                                                          $107,220   $97,929

Liabilities and Stockholders' Equity (notes 7 and 8)

Current liabilities:
     Accounts payable                                      $11,607   $ 9,024
     Payable to affiliates (note 4)                            330     2,619
     Accrued expenses (note 5)                              10,528     9,425
     Income taxes (note 9)                                   1,506       ---
          Total current liabilities                         23,971    21,068

Commitments and contingencies (notes 10 and 13)

Stockholders' Equity (note 6)
     Preferred stock, $.01 par value; 2,500,000 shares authorized;
          none issued                                          ---      ---
     Common stock, $.01 par value; 25,000,000 shares authorized;
          11,668,871 and 11,478,347 shares issued and outstanding at
          September 30, 1995 and 1994, respectively            117       115
     Additional paid-in capital                             54,675    53,842
     Retained earnings                                      26,803    21,931
     Adjustments for foreign currency translation            1,654       973
          Total stockholders' equity                        83,249    76,861
                                                          $107,220  $ 97,929

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                   Year ended September 30,
                                                      1995     1994     1993

Net sales (note 12)                              $192,425  $183,387  $169,254
Cost of sales (notes 4 and 10)                    156,465   155,652   149,974
          Gross profit                             35,960    27,735    19,280

Operating expenses:
     Selling, general and administrative (note 10) 21,915    19,308    22,898
     Engineering, research and development          4,762     4,409     3,935
     Royalty expense, net (note 10)                 5,289     5,867     5,183
          Total operating expenses                 31,966    29,584    32,016

          Operating income (loss)                   3,994    (1,849)  (12,736)

Interest income                                     2,513     1,435       944
Interest expense                                      (11)      (80)     (556)

          Income (loss) before income taxes and
          cumulative effect of change in
          accounting principle                      6,496     (494)   (12,348)

Income tax expense (benefit) (note 9)               1,624     (148)    (2,640)

          Income (loss) before cumulative effect of change in
          accounting principle                      4,872     (346)    (9,708)

Cumulative effect of change in
     accounting for income taxes (note 9)             ---      ---       (919)

          Net income (loss)                        $4,872   $ (346)  $(10,627)


Net income (loss) before cumulative effect of change in accounting principle per common and
common equivalent share                            $ 0.41   $(0.03)    $(0.86)

Cumulative effect of change in
accounting principle                                 ---      ---       (0.08)

Net income (loss) per common and
common equivalent share                            $ 0.41   $(0.03)    $(0.94)


Common and common equivalent shares used
   in per share calculation                        11,750   11,434     11,336

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)


                                                       Adjustment
                           Additional                  for Foreign  Total
             Common Stock    Paid-in    Retained       Currency  Stockholders'
            Shares     Amount  Capital     Earnings     Translation     Equity
Balance, September 30, 1992
         11,244,295   $ 112  $53,300   $32,904           $ 1,109     $ 87,425
Exercise of stock options
            136,348       2      183     ---                ---           185
Foreign currency translation
             ---       ---       ---     ---              (1,066)      (1,066)
Net loss               ---       ---   (10,627)              --       (10,627)
Balance, September 30, 1993
         11,380,643    114    53,483    22,277                43       75,917
Exercise of stock options
             97,704      1       359     ---                 ---         360
Foreign currency translation
               ---     ---      ---      ---                 930         930
Net loss             ---       ---        (346)              ---        (346)
Balance, September 30, 1994
       11,478,347     115     53,842    21,931               973       76,861
Exercise of stock options
          190,524      2         833     ---                 ---          835
Foreign currency translation
            ---       ---       ---     ---                  681          681
Net income  ---       ---       ---      4,872               ---        4,872
Balance, September 30, 1995
       11,668,871  $ 117     $54,675   $26,803            $1,654      $83,249


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                               Year ended September 30,
                                                  1995     1994     1993

Cash flows from operating activities:
     Net income (loss)                         $4,872   $ (346)   $(10,627)
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
           Depreciation and amortization        1,840    2,358       2,472
           (Gain) loss on disposal of equipment   (79)     203         137
           Provisions for losses on
           accounts receivable                    310     (752)        897
           Deferred income tax
            provision (benefit)                  (261)   4,208        (494)

     Changes in assets and liabilities:
               Trade accounts receivable       (1,761)  (1,215)     11,535
               Inventories                     (4,135)  14,554       6,557
               Prepaid expenses and
                other assets                    2,615     (889)       (863)
               Accounts payable                 2,389   (5,878)      5,155
               Payable to affiliates           (2,289)     891      (1,367)
               Accrued expenses                   991      278        (237)
               Income taxes                     1,506     (735)        738
                 Net cash provided by
                 operating activities           5,998   12,677      13,903

Cash flows from investing activities -
     Purchase of equipment,
     furniture and fixtures                    (1,164)    (967)     (1,417)

Cash flows from financing activities:
     Net repayments to banks                     ---      (316)     (1,824)
     Repayments under notes payable              ---    (6,000)     (6,827)
     Issuance of stock under stock option plan    835      360         185
                 Net cash provided by (used in)
                 financing activities             835   (5,956)     (8,466)

Effect of exchange rate changes on cash            75      635         789

Net increase in cash and cash equivalents       5,744    6,389       4,809

Cash and cash equivalents at
beginning of year                              40,836   34,447      29,638
Cash and cash equivalents at end of year      $46,580  $40,836     $34,447


Supplemental disclosure of cash flow information:
     Cash paid (refunded) during the year for:
          Interest                           $     2   $   119     $   470
          Income taxes                       $(2,070)  $(4,294)    $  (936)

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 1995, 1994, 1993

(1) Summary of Significant Accounting Policies

ORGANIZATION
Advanced Logic Research, Inc., together with its wholly-owned subsidiaries, Advanced Logic Research International, Inc., ALR International (Pte) Ltd. ("ALR International"), Advanced Logic Research Inc. (U.K.) Limited and Advanced Logic Research (Deutschland) GmbH, herein referred to collectively as the "Company", designs, manufactures, markets and supports a broad line of microcomputer systems based on Intel's Pentium, Pentium Pro and 486 microprocessors. These operations comprise the Company's only business segment.

Wearnes Technology (Private) Limited ("Wearnes") holds approximately forty-one percent of the Company's outstanding common stock.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Advanced Logic Research, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value).

DEPRECIATION
Depreciation of equipment, furniture and fixtures and the amortization of leasehold improvements is provided over the estimated useful lives of the assets using the straight-line method. The useful lives range from three to five years for equipment, furniture and fixtures, and the shorter of the useful lives or the terms of the leases for leasehold improvements.

REVENUE RECOGNITION AND WARRANTY POLICY
Revenue is recognized upon product shipment, except for sales to the U.S. government, which are recognized when product is delivered. The Company grants certain distributors limited rights to exchange product and price protection on unsold merchandise. The Company also has financing agreements with credit corporations that provide alternative financing to pre-approved dealers. These financing agreements generally require the Company to repurchase inventory that has been repossessed by the credit corporations from these dealers. The Company establishes estimated allowances based on experience for future product returns and price adjustments by charges to current operations. The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.

FOREIGN CURRENCY TRANSLATION
The Company uses the local currency as the functional currency for its international operations. Accordingly, assets and liabilities outside the United States are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during the year. The cumulative translation gain or loss is shown as an adjustment to stockholders' equity. During fiscal 1995, 1994 and 1993, the Company recorded foreign currency transaction gains of $30,000 and foreign exchange losses of $154,000 and $559,000, respectively.

Forward contracts are used by the Company to hedge certain portions of its foreign currency exposure resulting from exchange rate fluctuations and are not used to engage in speculation. At September 30, 1995, the Company had no forward contracts outstanding.

INCOME TAXES
During fiscal 1993, the Company elected early adoption of Statement of Financial Accounting Standards No. 109, ("SFAS No. 109"), "Accounting for Income Taxes" and has reported the cumulative effect of that change in the fiscal 1993 Consolidated Statement of Operations. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

NET INCOME (LOSS) PER SHARE
Net income (loss) per share is computed using the weighted average number of common shares and dilutive common stock options outstanding, at the average market price for the period, which are considered common stock equivalents. Fully diluted income (loss) per share amounts are not presented because they approximate primary net income (loss) per share or are anti-dilutive.

CASH EQUIVALENTS
Cash equivalents are highly liquid investments with an original maturity of three months or less, consisting primarily of commercial paper, variable-rate demand notes, short-term government obligations and other money market instruments.

(2) Inventories
     A summary of the components of inventories follows
     (in thousands):                                  September 30,
                                                    1995         1994
          Raw materials and component parts       $10,944     $ 7,782
          Work in process                           3,647       3,244
          Finished goods                           12,497      11,529
                                                  $27,088     $22,555

(3) Equipment, Furniture and Fixtures
     Equipment, furniture and fixtures, at cost, consist of the following
     (in thousands):                                   September 30,
                                                    1995         1994
          Machinery and equipment                 $ 8,211     $ 9,376
          Vehicles                                    248         632
          Furniture and fixtures                      958         967
          Leasehold improvements                    1,101       1,087
                                                   10,518      12,062
     Less accumulated depreciation
      and amortization                             (7,754)     (8,746)
                                                  $ 2,764     $ 3,316

(4) Transactions with Related Parties
     A summary of the payable to Wearnes' subsidiaries follows
     (in thousands):                                  September 30,
                                                   1995          1994
          Wearnes Thakral                        $  ---       $ 1,528
          Wearnes Automation                        ---           875
          Other Wearnes' subsidiaries               330           216
                                                 $  330       $ 2,619

The balance payable to Wearnes' subsidiaries is due and payable 30 days from the shipment date. Total inventory purchases from Wearnes' subsidiaries during fiscal 1995, 1994 and 1993 were $7,426,000, $14,350,000 and $6,487,000, respectively.

(5) Accrued Expenses
     A summary of accrued expenses follows
     (in thousands):     September 30,
                                                   1995          1994
          Accrued royalty                       $ 2,903       $ 2,769
          Accrued warranty                        2,148         2,311
          Other                                   5,477         4,345
                                                $10,528       $ 9,425

(6) Stockholders' Equity
During 1986, the Board of Directors authorized the granting of up to 714,000 shares of common stock for issuance to key individuals or the directors under an informal stock option program ("1986 Plan"). The options become exercisable at varying periods relative to the date of employment or the grant of the option. The options generally expire at the earlier of termination of employment or January 31, 1996.

The following is a summary of transactions under the 1986 Plan:
                                                      Number      Price
                                                   of shares     per share
     Options outstanding at September 30, 1992     245,083      $ .07 - 1.68
     Exercised                                    (136,348)       .07 -  .42
     Options outstanding at September 30, 1993     108,735        .07 - 1.68
     Exercised                                     (60,053)       .07 - 1.68
     Options outstanding at September 30, 1994      48,682        .10 -  .42
     Exercised                                     (45,542)       .10 -  .42
     Options outstanding at September 30, 1995       3,140             $ .42

As of September 30, 1995, all outstanding options are exercisable.

During 1990, the Board of Directors of the Company adopted the Flexible Stock Incentive Plan (the "Plan") authorizing the granting of common stock to key individuals of which 2,500,000 shares have been registered with the Securities and Exchange Commission. The Plan contains three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. The purpose of the plan is to provide incentives to selected individuals whose services contribute to the financial success and growth of the Company and its affiliates.

The Plan provides for the granting of stock options, stock bonuses, stock appreciation rights or rights to purchase stock for up to an aggregate of not more than the greater of (i) 10% of the authorized shares of the Company's common stock or (ii) 15% of the shares of common stock outstanding as of the close of business on the last day of the Company's prior fiscal year. Awards under the Plan can be granted to officers, employees and other individuals as determined by the committee of the Board of Directors which administers the Plan (the "Committee").

Options granted under the Plan may be either "incentive" stock options or options that do not qualify as Incentive Options ("Nonqualified Options"). The exercise price of shares of common stock covered by each Incentive Option cannot be less than the per share fair market value of the Company's common stock on the date the option is granted. The exercise price in the case of Nonqualified Options granted under the Plan is set by the Committee with a minimum exercise price of at least 85% of the fair market value of the Company's common stock on the date the option is granted.

The following is a summary of transactions under the Plan:
                                                      Number     Price
                                                    of shares   per share
     Options outstanding at September 30, 1992       427,844   $ 6.25 - 12.50
     Granted                                         428,000     4.25 -  4.50
     Canceled                                        (48,791)    4.25 - 11.00
     Options outstanding at September 30, 1993       807,053     4.25 - 12.50
     Granted                                         351,000     3.38 -  3.625
     Exercised                                       (37,651)    4.25 -  6.25
     Canceled                                        (57,598)    3.38 - 12.50
     Options outstanding at September 30,  1994    1,062,804     3.38 - 11.00
     Granted                                         600,000             4.50
     Exercised                                      (137,482)    3.38 -  6.25
     Canceled                                        (34,483)    3.38 -  6.25
     Options outstanding at September 30, 1995     1,490,839   $ 3.38 - 11.00

All options granted under the Plan are Nonqualified Options which were granted at an exercise price that approximated fair market value. As of September 30, 1995, 727,591 of the outstanding options are exercisable.

On August 13, 1990, the Board of Directors of the Company adopted the Director's Nonqualified Stock Option Plan ("Director's Plan") authorizing the registration of 60,000 shares of common stock for issuance to directors at an exercise price equal to the fair market value on the date the option is granted. The purpose of the Director's Plan is to provide incentives to participants for increased efforts and successful achievements on behalf of or in the interest of the Company while serving on the Company's Board of Directors. In each of fiscal 1995, 1994 and 1993, 10,000 shares were granted to the non-employee directors of ALR under the Director's Plan. During fiscal 1995, 7,500 options were exercised while during 1994 and 1993 no options were exercised. As of September 30, 1995, the number of options outstanding and exercisable under this Director's Plan were 52,500 at a price per share of $3.44 to $8.75. During fiscal 1995, 1994 or 1993 no options were canceled.

(7) Notes Payable to Banks
ALR International currently has a line of credit totaling approximately $4,212,000. The line of credit bears interest at the lending bank's prime rate. At September 30, 1995 and 1994, ALR International had no outstanding borrowings against this line of credit. The maximum and average amounts outstanding during fiscal 1995 were $718,900 and $59,900, respectively, with a weighted average interest rate of 6.13%. The maximum and average amounts outstanding during fiscal 1994 were $635,200 and $66,000, respectively, with a weighted average interest rate of 5.33%.

(8) Long-Term Debt
During June 1993, the Company entered into a three-year agreement with Heller Financial, Inc. providing the Company with a $15,000,000 revolving line of credit. The line is secured by the Company's assets and availability is subject to a borrowing base requirement. In October 1995, the Company signed an amendment to this existing credit agreement extending the expiration to August 1998 and reducing the borrowing rate to Prime, based on the Prime rate charged by Bank of America, from Prime rate plus 1%. A commitment fee of .75% per annum is paid on the unused portion of the revolving line of credit. The facility contains certain net worth, profitability, financial ratio and other covenants with which the Company was in compliance at September 30, 1995 and 1994. During fiscal 1995 and 1994, the Company had no outstanding borrowings against this line of credit.

 (9) Income Taxes
The components of income (loss) before income taxes and cumulative effect of change in accounting principle are as follows (in thousands):

     Year ended September 30,                 1995      1994        1993
          U.S.                              $4,005    $(1,908)   $ (9,821)
          Foreign                            2,491      1,414      (2,527)
                                            $6,496    $  (494)   $(12,348)

Income tax expense (benefit) consists of the following (in thousands):

     Year ended September 30,                 1995      1994        1993
          Current:
               Federal                      $1,856     $(4,357)   $(2,766)
               State                            29           1         26
               Foreign                         ---         ---        594
                                            $1,885     $(4,356)   $(2,146)
          Deferred:
               Federal                     $  (261)    $ 4,208    $  (494)
               State                           ---         ---        ---
                                              (261)      4,208       (494)
                                           $ 1,624     $  (148)   $(2,640)

Income tax expense for the year ended September 30, 1995 includes a benefit of $1,118,000 resulting from the utilization of certain state and foreign net operating loss carryforwards.

As discussed in Note 1, the Company adopted SFAS No. 109 in fiscal 1993. The cumulative effect of this change in accounting for income taxes resulted in an increase to the net loss of $919,000, or $0.08 per share, and is reported separately in the Consolidated Statement of Operations for the year ended September 30, 1993.

Total income tax expense (benefit) differs from the amount computed by applying the federal corporate income tax rate of 34% to income (loss) before taxes and cumulative effect of change in accounting principle as follows (in thousands):

     Year ended September 30,                       1995     1994     1993
      Computed expected income taxes (benefit)   $ 2,209  $  (168)  $(4,198)
          State income taxes, net of
           federal income tax benefit                 27        1        14
          Effect of foreign operations              (486)    (278)    1,727
          Tax exempt foreign sales
           corporation income                       (132)     (99)      (70)
          Tax exempt interest income                 (91)     (64)     (103)
          Changes in valuation allowance             102      469       ---
          Other                                       (5)      (9)      (10)
                                                 $ 1,624  $  (148)  $(2,640)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of September 30, 1995 are as follows (in thousands):

     Year ended September 30,                        1995          1994
          Deferred tax liabilities:
               Prepaid expenses                    $  333        $  296

          Deferred tax assets:
               Net operating loss carryforwards     1,703         2,821
               Inventories                          1,379         1,629
               Warranty provisions                    773           687
               Allowance for doubtful accounts        601           618
               Promotional and sales allowances       510           376
               Other                                  633           424
                                                    5,599         6,555
          Valuation allowance                      (3,408)       (4,662)
          Net deferred tax assets                   2,191         1,893
                                                   $1,858        $1,597

The Company has recorded a valuation allowance in the amount set forth in the above table for certain deductible temporary differences for which it is not certain whether the Company will receive future tax benefit. The net decrease in the total valuation allowance for the year ended September 30, 1995 was $1,254,000. The change in the valuation allowance for the year ended September 30, 1995, resulted primarily from the recognition of available state and foreign net operating loss carryforwards. The Company believes that the remaining deferred tax assets will more likely than not be realizable due to availability of the net operating loss carryback potential.

The Company has approximately $6,769,000 of net operating loss carryforwards in various state and foreign tax jurisdictions which can be utilized to offset the Company's future taxable earnings. Approximately $1,198,000 of the carryforwards expire in fiscal 1999. The remaining $5,571,000 have no expiration date.

(10) Operating Expenses
Selling expenses include advertising costs of $8,304,000, $6,394,000 and $6,682,000 for fiscal 1995, 1994 and 1993, respectively. These costs include expenses related to print media advertising, cooperative advertising with customers, promotional activities, trade shows, merchandising kits, point-of-purchase displays and brochures.

In 1988, the Company entered into a nonexclusive licensing agreement with IBM Corporation ("IBM") which enables the Company to make, use, lease, sell, manufacture or have manufactured certain products under patent with IBM. Under this agreement, the Company will pay a royalty to IBM for products sold that utilize IBM technology. Royalty expense under this agreement for fiscal 1995, 1994 and 1993 was $5,289,000, $5,867,000 and $5,189,000, respectively.

In April 1991, the Company entered into a non-exclusive distribution agreement with Microsoft Corporation ("Microsoft") whereby the Company was granted the right to distribute specific Microsoft products. Royalty expense under this agreement for fiscal 1995, 1994 and 1993 was $2,174,000, $1,971,000 and
$1,694,000, respectively, which is included in cost of sales in the accompanying Consolidated Statements of Operations.

(11) Profit Sharing Plan
In September 1988, the Company established a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees are able to contribute from 3% to 15% of their compensation. The Company makes a matching contribution of 50% of the first 5% contributed by the employee and may, at its discretion, make additional contributions to the plan, up to a maximum of 15% of the employee's compensation. The Company's contribution to the Plan was approximately $234,000, $195,000 and $177,000 for fiscal 1995, 1994 and 1993, respectively.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112 ("SFAS No. 112"), "Employers Accounting for Postemployment Benefits" requiring accrual basis accounting for post employment benefits. The Company does not offer post employment benefits subject to guidelines established by SFAS No. 112. Accordingly, no provisions have been reflected in the Company's consolidated financial statements at September 30, 1995.

(12) International Operations
The following table reflects information with respect to the Company's domestic and foreign operations (in thousands):

                        North
                       America     Asia     Europe     Elimination     Total
Year ended September 30, 1995
Sales to
unaffiliated customers  $128,858  $32,945  $30,576     $  ---      $192,379
Intercompany sales        22,408    ---       ---      (22,408)       ---
Sales to affiliated
customers                     28       18     ---         ---            46
  Net sales             $151,294  $32,963  $30,576    $(22,408)    $192,425
  Net income (loss)     $  2,781  $ 1,041  $ 1,450    $   (400)    $  4,872
  Identifiable assets   $ 90,022  $14,569  $14,317    $(11,688)    $107,220

Year ended September 30, 1994
Sales to
unaffiliated customers  $116,403  $40,348  $25,997    $  ---      $182,748
Intercompany sales        21,244    ---      ---      (21,244)      ---
Sales to affiliated
customers                    163      476    ---         ---           639
  Net sales             $137,810  $40,824  $25,997    $(21,244)   $183,387
  Net income (loss)     $ (1,840) $   (79) $ 1,493    $     80    $   (346)
  Identifiable assets   $ 83,701  $14,087  $11,430    $(11,289)   $ 97,929

Year ended September 30, 1993
Sales to
unaffiliated customers  $105,535  $36,028  $26,287    $  ---      $167,850
Intercompany sales        31,389    ---      ---       (31,389)       ---
Sales to affiliated
customers                  1,345       59    ---         ---         1,404
  Net sales             $138,269  $36,087  $26,287    $(31,389)   $169,254
  Net income (loss)     $ (8,358) $(2,297) $  (824)   $    852    $(10,627)
  Identifiable assets   $ 85,615  $19,295  $14,545    $(11,360)   $108,095

The U.S. Company had export sales to unaffiliated customers of $20,002,000, $18,075,000 and $15,893,000 for fiscal 1995, 1994 and 1993, respectively.

During fiscal 1995, 1994 and 1993, no customer accounted for more than 10% of net sales.

(13) Commitments and Contingencies
The Company leases its U.S. manufacturing and office facilities under noncancelable operating leases which expire in 1997 and 1999. Additionally, office facility leases for the U.K. subsidiary expire in 2010, for the German subsidiary in 2002 and for the Singapore subsidiary in 1997. Rental expense for fiscal 1995, 1994 and 1993 amounted to $1,685,000, $1,931,000 and
$2,487,000, respectively.

At September 30, 1995, future minimum rental payments under all noncancelable operating leases with terms in excess of one year are as follows (in thousands):

     Year ending September 30,
     1996                                                      $1,405
     1997                                                       1,259
     1998                                                         701
     1999                                                         579
     2000                                                         256
     Thereafter                                                   700
                                                               $4,900

The Company has been notified that certain of its products may require licenses under patents held by others. The Company evaluates these licensing proposals on a case-by-case basis to determine whether licenses are necessary. In the opinion of Company management, the liability, if any, resulting from such claims would not have a material adverse affect on the Company's consolidated financial statements.

The Company is involved with certain legal proceedings and other claims arising in the normal course of business. In the opinion of Company management, the liability, if any, resulting from such litigation would not have a material adverse affect on the Company's consolidated financial position or results of operations.

(14) Selected Quarterly Financial Data (unaudited)
The tables below set forth selected quarterly financial information for the years ended September 30, 1995 and 1994 (in thousands, except per share data):

                           First       Second      Third      Fourth
                          Quarter     Quarter     Quarter     Quarter     Year
     1995
     Net sales            $45,718    $47,359     $45,951    $53,397  $192,425
     Gross profit           8,053      8,429       9,159     10,319    35,960
     Net income               649      1,058       1,177      1,988     4,872
     Net income per share $  0.06    $  0.09     $  0.10    $  0.17  $   0.41

     1994
     Net sales            $49,617    $48,257     $37,774    $47,739  $183,387
     Gross profit           8,184      7,038       4,878      7,635    27,735
     Net income (loss) (1)    521        293      (1,525)       365      (346)
     Net income
     (loss) per share     $  0.05    $  0.03     $ (0.13)   $  0.03  $  (0.03)

The sum of quarterly income per share will not necessarily equal the annual amount since the calculations are based on the weighted average number of shares outstanding during each period.

(1) Included in the fiscal 1994 fourth quarter net income is a $.6 million reversal of bad debt expense against the allowance for doubtful accounts.

                   ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                           (Amounts in thousands)

                                             Year ended September 30,
                                                1995     1994     1993

Allowance for doubtful accounts
Balance, beginning of year                   $ 1,870  $ 3,158  $ 3,293
Additions (reductions)
charged (credited) to expense                    310     (752)     897
Reductions                                      (181)    (536)  (1,032)
Balance, end of year                         $ 1,999  $ 1,870  $ 3,158



Allowance for sales returns
Balance, beginning of year                   $ 2,050  $ 2,150  $ 3,566
Net additions (reductions)
charged (credited) to sales                      750     (100)  (1,416)
Balance, end of year                         $ 2,800  $ 2,050  $ 2,150



Allowance for price protection
Balance, beginning of year                   $   225  $  ---  $    317
Net additions (reductions)
charged (credited) to sales                       99     225      (317)
Balance, end of year                         $   324  $  225  $    ---

PART III


Certain information required by Part III is omitted from this report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held February 21, 1996 and the information included therein is incorporated herein by reference.

Item 10.     Directors and Executive Officers of the Registrant.

     Information with respect to directors of ALR is incorporated by reference from the information under the caption "Election of Directors- -Nominees" in the Company's Proxy Statement. Information with respect to executive officers of ALR is incorporated by reference from the information under the caption "Executive Officers" in the Company's Proxy Statement.

Item 11.     Executive Compensation.

The information under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement is incorporated by reference.



Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The information under the caption "Stock Ownership of Management and Principal Stockholder" in the Company's Proxy Statement is incorporated by reference.

Item 13.     Certain Relationships and Related Transactions.

The information under the caption "Certain Transactions" in the Company's Proxy Statement is incorporated by reference.

PART IV


Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)     The following documents are filed as a part of this report:

     Financial Statements and Financial Statement Schedule -- See Index to Consolidated Financial Statements on page 18.

(3) Exhibits included herein (numbered in accordance with Item 601 of the Regulation S-K):

     Exhibit
     Number                    Description of Exhibits

     3.1     Articles of Incorporation (California) (1)

     3.2 Restated Certificate of Incorporation (following the reincorporation of registrant in Delaware) (l)

     3.3     Bylaws of Registrant (California) (1)

     3.4 Bylaws of Registrant (following the reincorporation of Registrant in Delaware) (1)

     3.5     Amended and Restated Bylaws of Registrant (2)

     10.1 Agreement (relating to term loan facility of U.S. $15,000,000 dated January 26, 1989) among Registrant, The Mitsui Trust & Banking Co., Ltd., The Tokai Bank, Limited and Singapore International Merchant Bankers Limited and Amendments (1)

     10.4 Right of Participation Agreement dated March 1, 1990 between Registrant and Wearnes Technology (Private) Limited (1)

     10.7 Stock Option Letter dated January 5, 1987 between Registrant and David Kirkey and Amendments (1)

     10.9 Stock Option Letter dated November 28, 1989 between Registrant and Vic Sangveraphunsiri (1)

     10.11 Registrant's Flexible Stock Incentive Plan and related forms of Agreement (1)

     10.12     Form of Indemnification Agreement (1)

     10.13 Manufacturing Agreement dated as of October 22, 1985 between Registrant and Wearnes Technology (Private) Limited (1)

     10.14 Agreement dated September 14, 1989 between Registrant and Wearnes Technology (Private) Limited (1)

     10.16 Brand Name Distributor Reseller Purchase Agreement dated April 24, 1989 between Registrant and Gates/FA Distributing (1) (3)

     10.17 Agreement dated October 1, 1988 between Registrant and International Business Machines Corporation (1) (3)

     10.18 Computer Technology License Agreement dated December 12, 1988 between Registrant and Phoenix Technologies Ltd. (1) (3)

     10.19 Amendment to Computer License Agreement dated as of May 5, 1989 between Registrant and Phoenix Technologies Ltd. (1) (3)

     10.20 Amendment to Computer Technology License Agreement dated as of November 9, 1989 between Registrant and Phoenix Technologies Ltd. (1) (3)

     10.21 OEM Distribution Agreement dated October 27, 1987 between Registrant and The Santa Cruz Operation, Inc. (1)

     10.22 Amendment to OEM Distribution Agreement dated October 27, 1987 between Registrant and The Santa Cruz Operation, Inc. (1)

     10.23 Amendment to OEM Distribution Agreement dated October 27, 1987 between Registrant and The Santa Cruz Operation, Inc. (1)

     10.24 Standard Form Lease dated April 27, 1988 between Registrant and Alton Technical Center, Ltd. (1)

     10.25 First Amendment to Standard Form Lease dated August 15, 1988 between Registrant and Alton Technical Center, Ltd. (1)

     10.26 Second Amendment to Standard Form Lease dated June 23, 1989 between Registrant and Alton Technical Center Holding Company, Ltd. (1)

     10.27 Standard Form Lease (Single Tenant) dated August 21, 1989 between Registrant and The Irvine Company (1)

     10.28     Registrant's Directors' Non-Qualified Stock Option Plan (2)

     10.33 ALR Reseller Terms and Agreement dated February 4, 1991 between Registrant and JWP Information Systems and Addendum thereto (4) (5)

     10.35 Loan and Security Agreement dated June 16, 1993, between Registrant and Heller Financial, Inc. (6)

     10.36 Third Amendment to Standard Form Lease dated March 31, 1994 between Registrant and Alton Technical Center Holding Company, Ltd. (8)

     10.37 First and Second Amendments to Standard Form Lease (Single Tenant) dated August 17, 1993 and April 15, 1994, respectively, between Registrant and The Irvine Company (8)

     10.38 First Amendment to Loan and Security Agreement dated August 7, 1995, between Registrant and Heller Financial, Inc. (9)

     11.      Statement Regarding the Computation of Per Share Earnings.

     22.1     Subsidiaries of Registrant (7)

     23.1     Consent of KPMG Peat Marwick LLP

     24.1     Power of Attorney (Included on page 37.)

(b)     Reports on Form 8-K:     None

(1) Incorporated by reference to identically numbered exhibits filed in response to Item-16(a), "Exhibits", of Registrant's Registration Statement on Form S-1 (file No. 33-33907), which became effective on April 11, 1990.

(2) Incorporated by reference to identically numbered exhibits filed in response to Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 filed with the Securities and Exchange Commission on December 31, 1990.

(3) Confidential treatment of certain portions of this agreement granted August 9, 1990.

(4) Incorporated by reference to identically numbered exhibits filed in response to Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 filed with the Securities and Exchange Commission on December 27, 1991.

(5) Confidential treatment of certain portions of this agreement granted April 22, 1992.

(6) Incorporated by reference to identically numbered exhibit filed in response to Item 6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 filed with the Securities and Exchange Commission on August 13, 1993.

(7) Incorporated by reference to identically numbered exhibit filed in response to Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 filed with the Securities and Exchange Commission on December 29, 1993.

(8) Incorporated by reference to identically numbered exhibits filed in response to Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 filed with the Securities and Exchange Commission on December 22, 1994.

(9) Filed herewith in response to Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 21st day of December, 1995.

                         ADVANCED LOGIC RESEARCH, INC.

                          By:  /s/ Gene Lu
                              Gene Lu,
                              Chairman of the Board of Directors,
                              President, and Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gene Lu and Ronald J. Sipkovich, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 21, 1995.

Signature     Title

/s/ Gene Lu                 Chairman of the Board
Gene Lu                     of Directors, President,
                            and Chief Executive Officer
                           (Principal Executive Officer)

/s/ Ronald J. Sipkovich     Vice President, Finance and
Ronald J. Sipkovich         Administration, Chief Financial
                            Officer and Secretary
                           (Principal Accounting Officer)

/s/ Chun Win Wong           Director
Chun Win Wong

/s/ Philip A. Harding       Director
Philip A. Harding

/s/ Therese E. Myers        Director
Therese E. Myers

/s/ Kenneth W. Simonds      Director
Kenneth W. Simonds