Form 10-Q
period 1995-12-31
ADVANCED LOGIC RESEARCH INC
filed 1996-02-14
CIK 861289

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                            ____________________

                                 FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1995



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

     There were 11,756,171 shares of the Registrant's Common Stock, par value $.01 per share, outstanding on January 31, 1995.

Advanced Logic Research, Inc.
Index


											Page
Part I.   Financial Information

	Item 1. Financial Statements

		Consolidated Balance Sheets at December 31, 1995
		 and September 30, 1995						     3

		Consolidated Statements of Operations for the three
		 months ended December 31, 1995 and 1994			     4

		Consolidated Statements of Cash Flows for the
		 three months ended December 31, 1995 and 1994			     5

		Notes to Unaudited Consolidated Financial Statements		     6

	Item 2. Management's Discussion and Analysis of Financial
		   Condition and Results of Operations				  7


Part II. Other Information

	Item 6. Exhibits and Reports on Form 8-K				   11


Signatures										   13


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                      ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)

                                           (unaudited)
                                           December 31,    September 30,
ASSETS                                         1995            1995

Current assets:
   Cash and cash equivalents                  $46,856        $46,580
   Trade accounts receivable, less
    allowance for doubtful accounts of $2,040
    and $1,999 at December 31, 1995 and
    September 30, 1995, respectively            27,978        26,524
   Inventories                                  33,786        27,088
   Prepaid expenses and other assets             1,433         1,692
   Deferred income taxes                         1,970         1,858
          Total current assets                 112,023       103,742
Equipment, furniture and fixtures, net           2,901         2,764
Other assets                                       510           714
                                              $115,434      $107,220


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks                       $1,415      $      0
   Accounts payable                             14,773        11,607
   Accrued expenses                             11,245        10,528
   Payable to affiliates                           315           330
   Income taxes                                  1,816         1,506
         Total current liabilities              29,564        23,971

Stockholders' equity:
   Preferred stock, $.01 par value; 2,500,000
       shares authorized; none issued
   Common stock, $.01 par value; 25,000,000 shares
       authorized; 11,722,368 and 11,668,871 issued
       and outstanding at December 31, 1995
       and September 30, 1995, respectively        117           117
   Additional paid-in capital                   54,947        54,675
   Retained earnings                            29,163        26,803
   Adjustments for foreign currency
     translation                                 1,643         1,654
          Total stockholders' equity            85,870        83,249
                                              $115,434      $107,220


See accompanying notes to consolidated financial statements.




                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                 (unaudited)



                                                    Three Months Ended
                                                       December 31,
                                                 1995               1994

Net sales                                      $57,139           $45,718
Cost of sales                                   45,218            37,665
          Gross profit                          11,921             8,053

Operating expenses:
   Selling, general and administrative           6,712             5,318
   Engineering, research and development         1,270             1,116
   Royalty expense, net                          1,429             1,310
          Total operating expenses               9,411             7,744

          Operating income                       2,510               309

Interest income                                    650               557
Interest expense                                   (13)                0
          Income before taxes                    3,147               866

Provision for income taxes                         787               217

          Net income                            $2,360              $649



Net income per common and
common equivalent share                          $0.20             $0.06

Common and common equivalent shares
 used in per share calculation                  12,027            11,555


See accompanying notes to consolidated financial statements.




                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                     Three Months Ended
                                                        December 31,
                                                    1995            1994

Cash flows from operating activitites:
   Net income                                      $2,360          $649
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                  413           493
       Loss on disposal of equipment                    0             1
       Provision for losses on accounts receivables    61            69
       Deferred income tax benefit                   (112)         (226)

Change in assets and liabilities:
      Trade accounts receivable                    (1,506)         (839)
      Inventories                                  (6,694)         (503)
      Prepaid expenses and other assets               459         1,298
     Accounts payable                               3,155         1,811
     Accrued expenses                                 704         1,061
      Payable to affiliates                           (15)         (200)
      Income taxes                                    310            44
          Net cash (used in) provided by
           operating activities                      (865)        3,658

Cash flows from investing activities -
   Purchase of equipment, furniture and fixtures     (547)         (136)

Cash flows from financing activities -
   Net borrowings from  banks                       1,405             0
   Issuance of stock under stock option plan          272             0
         Net cash provided by financing
          activities                                1,677             0

Effect of foreign exchange rate change on cash         11           (53)

          Net increase in cash and cash
            equivalents                               276         3,469

Cash and cash equivalents at beginning of period   46,580        40,836

Cash and cash equivalents at end of period        $46,856       $44,305

Supplemental disclosure of cash flow information:
   Cash paid (refunded) during the period for:
          Interest                                     $0            $0
          Income taxes                               $348         ($219)

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

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's 1995 Form 10-K as filed with the Securities and Exchange Commission on December 27, 1995.

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

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and consist of the following (in thousands):

----------------------------------------------------------------------------
                                          December 31,     September 30,
                                             1995               1995
------------------------------------------------------------------------

Raw materials and component parts       $ 13,351            $ 10,944
Work in process                            4,488               3,647
Finished goods                            15,947              12,497
                                          ------             -------
                                         $33,786             $27,088
                                          ======              ======


Item 2.  Management's Discussion and Analysis of Consolidated Financial
             Condition and Results of Operations.

Results of Operations:

The following table presents the results of operations for the Company for the period indicated as a percentage of net sales.


                                                    Three Months Ended
                                                       December 31,
                                                   1995            1994
Net sales                                         100.0%          100.0%
Cost of sales                                      79.1%           82.4%
          Gross prt                                20.9%           17.6%

Operating expenses:
   Selling, general and administrative             11.8%           11.6%
   Engineering, research and development            2.2%            2.4%
   Royalty expense, net                             2.5%            2.9%
          Total operating expenses                 16.5%           16.9%

          Operating income                          4.4%            0.7%

Interest income, net                                1.1%            1.2%

          Income before taxes                       5.5%            1.9%

Provision for income taxes                          1.4%            0.5%

          Net income                                4.1%            1.4%


Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net Sales

                   FY96 1Q                        FY95 1Q
                        % of      Change               % of
                 Amount   Total  From FY95     Amount  Total
(In thousands)
Net Sales by Distribution Channel
VARs and Dealers $33,202   58%       5%        $31,604   69%
Direct            13,460   24%      89%          7,123   16%
OEM                5,655   10%      52%          3,725    8%
Distributors and
 Other             4,822    8%      48%          3,266    7%
     Total       $57,139  100%      25%        $45,718  100%

Net Sales by Geographical Location
U.S.             $35,308   62%      49%        $23,749   52%
International     21,831   38%      (1%)        21,969   48%
     Total       $57,139  100%      25%        $45,718  100%

Net sales for the three months ended December 31, 1995 increased by 25% to $57.1 million from $45.7 million for the three months ended December 31, 1994. For this period sales to U.S. customers increased by 49% to $35.3 million while sales to international customers declined by 1% to $21.8 million compared to the first quarter of fiscal 1995.

The growth in sales to U.S. customers was led by increased sales made directly to government, corporate, small businesses and individual end-users. Sales to these customers increased by 89% for the three months ended December 31, 1995 compared to the corresponding prior year period. Complementing the growth in sales through the direct channel during the first quarter of fiscal 1996 was a 31% growth in sales to U.S. VARs and dealers. For the first quarter of fiscal 1996, VARs and dealers continued to represent the Company's principal channel of distribution at 58% of sales, however due to the growth in direct channel sales this percentage declined from 69% for the first quarter of fiscal 1995.

The 1% decline in sales to international customers for the three months ended December 31, 1995 compared to the corresponding prior year period stemmed from an 8% decline in sales to foreign VARs and dealers which was partially offset by an increase in sales to the Company's European OEM customer. Sales to Asia-Pacific customers increased by 9% for the first quarter of fiscal 1996 compared to first quarter of fiscal 1995 while sales to European customers declined by 1% and sales to Canadian and Latin American customers declined by 26%.

For the first quarter of fiscal 1996, system unit sales increased by 3% compared to the prior fiscal year period to approximately 22,000 systems. But because of an increase in system configurations and due to the Company's focus on servers and high-end desktop systems, the average system selling price increased by 17% to $2,183 for the first quarter of fiscal 1996 from $1,858 per system for the first quarter of fiscal 1995.

Gross Profit
Gross profit margins for the three months ended December 31, 1995 improved to 20.9% from 17.6% for the corresponding period in fiscal 1995. Contributing to the improvement was the ongoing implementation of the Company's client/server and high-end product strategy which continued a shift in sales to servers and high-end desktop systems, which typically generate greater gross profit margins than the Company's entry-level and mid-range systems. Also contributing to the improvement in the gross profit margins compared to the similar prior year period were lower vendor component costs and the continuing effects of engineering design improvements implemented by the Company.

Operating Expenses
Selling, General and Administrative. Selling, general and administrative expenses increased by 26% to $6.7 million for the three months ended December 31, 1995 compared to $5.3 million for the corresponding prior fiscal period. Expanded product advertising partially related to new product introductions, increased dealer co-operative promotional activities and special product promotional incentives principally accounted for the increase in expenses. Also contributing to the increase were higher payroll and payroll-related costs associated with the hiring of additional sales personnel. As a percentage of sales, selling, general and administrative expenses increased to 11.8% compared to 11.6% for the three months ended December 31, 1994.

Engineering, Research and Development. Engineering, research and development expenses increased by 14% to $1.3 million for the three months ended December 31, 1995 from $1.1 million for the comparable prior fiscal period. Increases in payroll and payroll-related costs associated with increased headcount and higher engineering material and product certification expenses from ongoing product development principally accounted for the increase. However, because of the 25% growth in sales, engineering and development costs as a percentage of sales decreased to 2.2% for the three months ended December 31, 1995 from 2.4% for the comparable prior year period.[RT1]

Royalty Expense, Net
Net royalty expense for the three months ended December 31, 1995 was $1.4 million and represented 2.5% of sales. For the three months ended December 31, 1994, net royalty expense was $1.3 million and represented 2.9% of sales. The decline in net royalty expense as a percentage of sales for the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 was principally because certain of the Company's products are exempt from royalties. Under the terms of the Company's license agreement with IBM Corporation, effective January 1, 1996, the royalty rate on applicable products increases by 1%.

Interest Income, Net
For the three months ended December 31, 1995, the Company had net interest income of $637,000 compared to $557,000 for the corresponding fiscal 1995 period. An increase in the average cash and cash equivalent balance along with higher rates of return on short-term investments during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 accounted for the increase in net interest income.

Income Taxes
The Company's tax expense for the three months ended December 31, 1995 was based on estimated effective annual rates. The effective tax rate for the three months ended December 31, 1995 was 25% which was unchanged from the tax rate for the comparable prior year period.

Liquidity and Capital Resources
                            Dec. 31, 1995     Sept. 30, 1995
(In thousands)
Cash and cash equivalents      $46,856              $46,580
Working capital                 82,459               79,771
Current ratio                      3.8                  4.3
Debt                             1,415                  ---
Stockholders' equity            85,870               83,249

The Company's cash and cash equivalents totalled $46.9 million at December 31, 1995 compared to $46.6 million at September 30, 1995. During the three months ended December
31, 1995, net cash used in operating activities was $0.9 million despite the Company generating $2.4 million from net income. Increases in inventories and accounts receivables used $6.7 million and $1.5 million, respectively. The increase in inventories was caused by purchases of key components to support increased customer demand and the stocking of inventory related to the planned introduction of new products in the second quarter of fiscal 1996. The increase in accounts receivable was due to the growth in sales. Collection efficiency at December
31, 1995 was 45 days which was unchanged from September 30, 1995. Also during the three months ended December 31, 1995, $0.5 million was used to purchase property, plant and equipment.

To meet short-term working capital needs ALR International, the Company's subsidiary in Singapore, borrowed against its $4.0 million uncommitted revolving credit line during the first quarter of fiscal 1996. At December 31, 1995, ALR International borrowed $1.4 million. At September 30, 1995, the Company had no bank debt outstanding against this credit line.

The Company's primary credit facility continues to be a $15.0 million revolving line with Heller Financial, Inc. which expires in August 1998. The line is secured by the Company's assets and availability is subject to a borrowing base requirement. The facility contains certain net worth, profitability, financial ratio and other covenants with which the Company was in compliance during the first three months of fiscal 1996. The Company has not borrowed against this credit line.

The Company believes that its existing cash resources, combined with anticipated cash flows from future operating activities, supplemented as necessary with funds available under existing credit agreements, will provide it with sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs.

Part II. Other Information

       Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits:

                   11. Computation of Per Share Earnings.

               (b) Reports on Form 8-K:  None

ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
COMPUTATION OF PER SHARE EARNINGS
(Amounts in thousands, except per share amounts)
                                                      Three Months Ended
                                                         December 31,
                                                     1995            1994
Primary earnings per share:-
Shares used in computing earnings per share:
  Weighted average number of shares outstanding     11,693        11,478
  Incremental shares attributed to
  outstanding options                                  334            77
                                                    12,027        11,555
Earnings:
  Net income                                        $2,360          $649

Earnings per common and common equivalent share      $0.20         $0.06


Earnings per share - assuming full dilution:-
Shares used in computing earnings per share:
  Weighted average number of shares outstanding     11,693        11,478
  Incremental shares attributed to
  outstanding options                                  334            77
                                                    12,027        11,555
Earnings:
  Net income                                        $2,360          $649

Earnings per common and common equivalent share      $0.20         $0.06

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ADVANCED LOGIC RESEARCH, INC.
                              (Registrant)


Date: February 14, 1996        /s/ Gene Lu
                              ------------------------------
                              Gene Lu
                              Chairman, President and Chief
                              Executive Officer



Date: February 14, 1995        /s/ Ron Sipkovich
                               -------------------------------
                               Ronald J. Sipkovich
                               Vice President, Finance and
                               Administration, Chief Financial
                               Officer and Secretary
                               (principal financial officer)