Form 10-Q
period 1996-03-31
ADVANCED LOGIC RESEARCH INC
filed 1996-05-15
CIK 861289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

Commission File Number 0-18753
- ------------------------------
ADVANCED LOGIC RESEARCH, INC.

A Delaware Corporation                       Employer ID No. 33-0084573

9401 Jeronimo Road
Irvine, California 92718
(714) 581-6770
__________________________






     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO ___.


     There were 11,979,466 shares of the Registrant's Common Stock, par value $.01 per share, outstanding on April 30, 1996.


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                     (unaudited)
                                                      March 31, September 30,
ASSETS                                                  1996       1995
Current assets:
   Cash and cash equivalents                          $44,790    $46,580
   Trade accounts receivable, less allowance for doubtful accounts of $2,098 and $1,999 at March 31, 1996 and
       September 30, 1995, respectively               31,493     26,524
   Inventories                                        27,946     27,088
   Prepaid expenses and other assets                   1,427      1,692
   Deferred income taxes                               2,484      1,858
          Total current assets                       108,140    103,742
Equipment, furniture and fixtures, net                 2,820      2,764
Other assets                                             475        714
                                                    $111,435   $107,220

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $9,128    $11,607
   Accrued expenses                                   11,974     10,528
   Payable to affiliates                                 215        330
   Income taxes                                        1,187      1,506
         Total current liabilities                    22,504     23,971

Stockholders' equity:
   Preferred stock, $.01 par value; 2,500,000
       shares authorized; none issued
   Common stock, $.01 par value; 25,000,000 shares
       authorized; 11,949,966 and 11,668,871 issued and outstanding at March 31, 1996 and September 30, 1995,
       respectively                                       119      117
   Additional paid-in capital                          56,164   54,675
   Retained earnings                                   31,177   26,803
   Adjustments for foreign currency translation         1,471    1,654
          Total stockholders' equity                   88,931   83,249
                                                     $111,435 $107,220

See accompanying notes to consolidated financial statements.


ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)
                                     Three Months Ended   Six Months Ended
                                         March 31,           March 31,
                                      1996      1995      1996       1995
Net sales                          $55,047   $47,359   $112,186   $93,077
Cost of sales                       43,489    38,930      88,707   76,595
          Gross profit              11,558     8,429      23,479   16,482

Operating expenses:
   Selling, general and
    administrative                  6,228     5,174      12,940    10,492
   Engineering, research and
    development                     1,373     1,128       2,643     2,244
   Royalty expense, net             1,902     1,354       3,331     2,664
          Total operating expenses  9,503     7,656      18,914    15,400

          Operating income          2,055       773       4,565     1,082

Interest income                       652       641       1,302     1,198
Interest expense                      (22)       (3)        (35)       (3)

          Income before taxes       2,685     1,411       5,832     2,277

Provision for income taxes            671       353       1,458       570

          Net income               $2,014    $1,058      $4,374    $1,707




Net income per common and common
 equivalent share                  $0.17      $0.09      $0.36     $0.15

Common and common equivalent shares
 used in per share calculation    12,107     11,609     12,066    11,580



See accompanying notes to consolidated financial statements.



ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                           Six Months Ended
                                                                March 31,
                                                            1996        1995
Cash flows from operating activities:
   Net income                                              $4,374    $1,707
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                          744       953
       Loss on disposal of equipment                          108         4
       Provision for losses on accounts receivables           111       158
       Deferred income tax benefit                           (626)     (202)

Change in assets and liabilities:
      Trade accounts receivable                            (5,172)     727
      Inventories                                            (951)  (3,050)
      Prepaid expenses and other assets                       483    3,273
      Accounts payable                                     (2,488)   4,849
      Accrued expenses                                      1,435      183
      Payable to affiliates                                  (115)  (1,649)
      Income taxes                                           (319)   1,463
          Net cash (used in) provided by
           operating activities                            (2,416)   8,416

Cash flows from investing activities -
   Purchase of equipment, furniture and fixtures             (908)    (747)

Cash flows from financing activities -
   Issuance of stock under stock option plan                1,491       7

Effect of foreign exchange rate change on cash                 43     301
          Net (decrease) increase in cash and
           cash equivalents                               (1,790)   7,977

Cash and cash equivalents at beginning of period          46,580   40,836
Cash and cash equivalents at end of period               $44,790  $48,813

Supplemental disclosure of cash flow information:
   Cash paid (refunded) during the period for:
          Interest                                          $ 36      $1
          Income taxes                                    $1,887 ($2,900)

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

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and consist of the following (in thousands):

- -----------------------------------------------------------------------------
                                                March 31,      September 30,
                                                 1996             1995
- -----------------------------------------------------------------------------
Raw materials and component parts            $  9,233           $10,944
Work in process                                 3,761             3,647
Finished goods                                 14,952            12,497
                                             --------        ----------
                                             $ 27,946           $27,088
                                              =======            ======


Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations


Results of Operations:

The following table presents the results of operations for the Company for the period indicated as a percentage of net sales.

                            Three Months Ended             Six Months Ended
                                 March 31,                     March 31,
                            1996        1995              1996        1995
Net sales                   100.0%     100.0%            100.0%     100.0%
Cost of sales                79.0%      82.2%             79.1%      82.3%
          Gross profit       21.0%      17.8%             20.9%      17.7%

Operating expenses:
   Selling, general and
    administrative          11.3%      10.9%             11.4%      11.2%
   Engineering, research
    and development          2.5%      2.4%               2.4%       2.4%
   Royalty expense, net      3.5%      2.9%               3.0%       2.9%
          Total operating
           expenses         17.3%     16.2%             16.8%       16.5%

          Operating income   3.7%      1.6%              4.1%        1.2%

Interest income, net         1.1%      1.3%              1.1%        1.2%

         Income before taxes 4.8%      2.9%              5.2%        2.4%

Provision for income taxes   1.1%      0.7%               1.3%       0.6%

          Net income        3.7%      2.2%                3.9%       1.8%


Management's Discussion and Analysis of
Financial Condition and Results of Operations


Net Sales
                          Three Months Ended            Six Months Ended
                              March 31,                     March 31,
                          1996     1995 % Inc.         1996    1995  % Inc.
(In thousands)
Net sales by distribution channel
VARs and dealers        $34,397  $30,656  12%        $70,379    $62,686  12%
Direct                   11,654    8,854  32%         22,332     15,551  44%
OEM                       5,075    4,221  20%         10,731      7,946  35%
Distributors and other    3,921    3,628   8%          8,744      6,894  27%
 Total                   55,047  $47,359  16%       $112,186    $93,077  21%

Net sales by geographic location
U.S.                    $33,880  $27,679  22%        $69,177   $51,428   35%
International            21,167   19,680   8%         43,009    41,649    3%
 Total                  $55,047  $47,359  16%       $112,186   $93,077   21%


Net sales for the six months ended March 31, 1996 increased by 21% to $112.2 million from $93.1 million for the six months ended March 31, 1995. For this period, sales to U.S. customers increased by 35% to $69.2 million while sales to international customers increased by 3% to $43.0 million compared to the first half of fiscal 1995.

The growth in sales to U.S. customers for the first six months of fiscal 1996 compared to the corresponding period of fiscal 1995 was led by a 44% and 42% increase in sales made through the direct and U.S. value added resellers ("VARs") channels, respectively. Sales through the direct channel consists of sales made directly to government, corporate customers and end-users. The growth in this channel was principally driven by the addition of new government and corporate accounts. The increase in sales to VARs and dealers was generated through the addition of new VARs and dealers during this period and the growth of existing customers. Also during this period sales to distributors and other customers increased by 27% compared to the corresponding prior year period principally due to increased sales to Tech Data. Partially mitigating the growth in these sales channels was a 5% decline in sales to U.S. OEM customers compared to the six months ended March 31, 1995.

During the first six months of fiscal 1996, the 3% growth in sales to international customers compared to the corresponding period of fiscal 1995 was led by a 188% increase in sales to international OEM customers. The growth in this channel was due to increased sales of the Company's server products to Siemens Europe and the addition of Trigem, a large Korean company, as an OEM customer in March 1996. Also contributing to the growth in sales to international customers was a 14% increase in sales to Asia-Pacific region customers through the Company's subsidiary in Singapore. Mitigating the growth in OEM channel sales and sales to the Asia-Pacific region was a 16% decline in sales to European customers through the Company's subsidiaries in Germany and the United Kingdom and a 21% decrease in export sales to Canadian and Latin American customers.

For the first half of fiscal 1996, system unit sales increased by only 1% to approximately 43,000 systems compared to the first half of fiscal 1995. However, due to the Company's continued focus on servers and high-end desktop systems and the demand for system configurations which include more memory, larger disk drives and additional peripherals in general, the average system selling price increased by 15% to $2,168 per system for the six months ended March 31, 1996 from $1,892 per system for the six months ended March 31, 1995.

Gross Profit
                        Three Months Ended                Six Months Ended
                               March 31,                      March 31,
                          1996         1995                1996        1995
(In thousands)
Net sales               $55,047      $47,359             $112,186    $93,077
Gross profit             11,558        8,429               23,479     16,482
Percentage of net sales   21.0%        17.8%                 20.9%     17.7%

Gross profit margins for the six months ended March 31, 1996 improved to 20.9% from 17.7% for the corresponding period in fiscal 1995. Contributing to the improvement was the continuation of the Company's client/server and high-end product strategy, lower vendor component costs and the continuing effects of engineering design improvements implemented by the Company.

For the three months ended March 31, 1996, gross profit margins improved to 21.0% from 17.8% for the three months ended March 31, 1995 and the improvement was attributable to the factors previously discussed.

Operating Expenses
Selling, General and Administrative.
                            Three Months Ended           Six Months Ended
                                March 31,                     March 31,
                             1996      1995               1996       1995
(In thousands)
Net sales                  $55,047   $47,359           $112,186    $93,077
Selling, general and
 administrative expenses     6,228     5,174             12,940     10,492
Percentage of net sales      11.3%      10.9%             11.4%      11.2%

Selling, general and administrative expenses increased by 23% to $12.9 million for the six months ended March 31, 1996 compared to $10.5 million for the corresponding prior fiscal period. Expanded product advertising related to new product introductions and specific channels of distribution, increased dealer co-operative promotional activities and special product promotional incentives principally accounted for the increase in expenses. Also contributing to the increase were higher payroll and payroll-related costs associated with the addition of sales personnel.

For the three months ended March 31, 1996, selling, general and administrative expenses increased by 20% compared to the corresponding prior fiscal period. The growth was principally due to the factors previously discussed.

Engineering, Research and Development.
                           Three Months Ended             Six Months Ended
                               March 31,                      March 31,
                            1996        1995              1996        1995
(In thousands)
Net sales                 $55,047     $47,359           $112,186    $93,077
Engineering, research and
 development expenses       1,373       1,128              2,643      2,244
Percentage of net sales      2.5%        2.4%               2.4%       2.4%

Engineering, research and development expenses increased by 18% to $2.6 million for the six months ended March 31, 1996 from $2.2 million for the comparable prior fiscal period. Increases in payroll and payroll-related costs associated with increased headcount and higher engineering material and product certification expenses from ongoing product development principally accounted for the increase. However, because of the 21% growth in revenue, engineering and development costs as a percentage of sales remained unchanged at 2.4% for the six months ended March 31, 1996 from the comparable prior year period.

For the three months ended March 31, 1996, engineering, research and development expenses increased by 22% to $1.4 million compared to the comparable prior fiscal period. The growth was principally due to increases in payroll, payroll-related costs and engineering material expenses associated with increased headcount and ongoing product development.

Royalty Expense, Net
Net royalty expense for the three months ended March 31, 1996 increased to 3.5% of net sales, compared to 2.9% for the corresponding period of fiscal 1995. This increase was principally related to an increase in the royalty rate to its maximum on the Company's products covered by the license agreement with IBM.

For the six months ended March 31, 1996, net royalty expense increased to 3.0% of net sales compared to 2.9% for the corresponding period of fiscal 1995.

Interest Income, Net
For the six months ended March 31, 1996, the Company had net interest income of $1.3 million compared to $1.2 million in the corresponding fiscal 1995 period. An increase in the average cash and cash equivalent balance during the first six months of fiscal 1996 compared to the first six months of fiscal 1995 was partially offset by lower rates of return on short-term investments during the first half of fiscal 1996.

Income Taxes
The Company's tax expense for the first half of fiscal 1996 was based on estimated effective annual rates. The effective tax rate for the three and six months ended March 31, 1996 was 25% which was unchanged from the tax rate for the comparable prior year periods.

Liquidity and Capital Resources
                                 March 31, 1996                Sept. 30, 1995
(In thousands)
Cash and cash equivalents             $44,790                       $46,580
Working capital                        85,636                        79,771
Current ratio                             4.8                           4.3
Debt                                     ---                            ---
Stockholders' equity                  88,931                         83,249

The Company's cash and cash equivalents totalled $44.8 million at March 31, 1996 compared to $46.6 million at September 30, 1995. During the six months ended March 31, 1996, operating activities used $2.4 million despite the Company generating $4.4 million from net income. Increases in accounts receivables and inventories used $5.2 million and $1.0 million, respectively while a decrease in accounts payable used $2.5 million. The increase in accounts receivable was related to sales during the quarter ended March 31, 1996 which were skewed towards the last month of the quarter. This shift was principally due to customer order trends and product availability during the quarter. Average sales days outstanding increased to 51 days at March 31, 1996 compared to 45 days at September 30, 1995. The decline in accounts payable stemmed from the timing of inventory purchases during the quarter and the Company's payment cycle. Also during the six month period ended March 31, 1996, $0.9 million was used to purchase property, plant and equipment.

The Company's primary credit facility continues to be a $15.0 million revolving line with Heller Financial, Inc. which expires in August 1998. The line is secured by the Company's assets and availability is subject to a borrowing base requirement. The facility contains certain net worth, profitability, financial ratio and other covenants with which the Company was in compliance during the first six months of fiscal 1996. The Company has not borrowed against this credit line. In addition, to meet short-term working capital needs ALR International, the Company's subsidiary in Singapore, has an uncommitted revolving credit line of approximately $4.4 million. At March 31, 1996, ALR International had no borrowings against this credit line.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on February 21, 1996 in Newport Beach, California. All matters submitted to a vote of the Company's stockholders were described in the Company's Proxy Statement dated January 12, 1996. Matters submitted to a vote of stockholders included:

(1) The election of the following five directors to hold office until the next annual meeting or until their successors are elected and duly qualified.

                        Total Vote Each   Total Vote Withheld        Broker
                            Director      From Each Director        Non-Votes
Gene Lu                     11,451,698          88,523               182,147
Philip A. Harding           11,449,046          91,175               182,147
Therese E. Myers            11,450,446          89,775               182,147
Kenneth W. Simonds          11,449,746          90,475               182,147
Chun Win Wong               11,451,596          88,625               182,147

(2) The approval of the proposal to amend the Company's Directors' Nonqualified Stock Option Plan.

For                           10,633,496
Against                          832,600
Abstain                           66,625
No Vote                            7,500
Broker Non-Vote                  182,147

(3) The approval of the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ended September 30, 1996.

For                            11,484,733
Against                            18,715
Abstain                            36,773
No Vote                                 0
Broker Non-Vote                   182,147

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

           11. Statement Regarding Computation of Per Share Earnings.

      (b) Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED LOGIC RESEARCH, INC.
(Registrant)


Date: May 15, 1996                  \s\ Gene Lu
                                    -------------------------------------
                                    Gene Lu
                                    Chairman, President and Chief
                                    Executive Officer



Date: May 15, 1996                  \s\ Ron Sipkovich
                                    -------------------------------------
                                    Ronald J. Sipkovich
                                    Vice President, Finance and
                                    Administration, Chief Financial
                                    Officer and Secretary
                                   (principal financial officer)

                                                            Exhibit 11
Advanced Logic Research, Inc. and Subsidiaries
Statement Regarding Computation of Per Share Earnings
(Amounts in thousands, except per share amounts)


                                 Three Months Ended     Six Months Ended
                                      March 31,             March 31,
                                1996         1995       1996        1995
Primary earnings per share:-

Shares used in computing earnings per share:
Weighted average number of
shares outstanding            11,830       11,480      11,761      11,478
Incremental shares attributed
to outstanding options           277          129         305         102
                              12,107       11,609      12,066      11,580

Earnings:
          Net income          $2,014       $1,058      $4,374      $1,707

Earnings per common and
 common equivalent share       $0.17        $0.09       $0.36       $0.15




Earnings per share - assuming full dilution:-

Shares used in computing earnings per share:
Weighted average number of
 shares outstanding           11,830       11,480      11,761      11,478
Incremental shares attributed to
 outstanding options             280          129         308         127
                              12,110       11,609      12,069      11,605

Earnings:
          Net income          $2,014       $1,058      $4,374      $1,707

Earnings per common and
common equivalent share        $0.17        $0.09       $0.36       $0.15


