Form 10-Q
period 1996-06-30
ADVANCED LOGIC RESEARCH INC
filed 1996-08-14
CIK 861289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

SECURITIES EXCHANGE ACT OF 1934


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


	There were 12,245,021 shares of the Registrant's Common Stock, par value $.01 per share, outstanding on July 31, 1996.

Advanced Logic Research, Inc.
Index


			Page
Part I.   Financial Information

	Item 1. Financial Statements

		Consolidated Balance Sheets at June 30, 1996
		 and September 30, 1995	3

		Consolidated Statements of Operations for the three
		 and nine months ended June 30, 1996 and 1995	4

		Consolidated Statements of Cash Flows for the
		 nine months ended June 30, 1996 and 1995	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2. Management's Discussion and Analysis of Consolidated
		   Financial Condition and Results of Operations	7


Part II. Other Information

	Item 6. Exhibits and Reports on Form 8-K		14


Signatures		15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(unaudited)
	June 30,	September 30,
ASSETS	1996	1995
Current assets:
   Cash and cash equivalents	$53,651 	$46,580
   Trade accounts receivable, less allowance for doubtful accounts of $2,060 and $1,999 at June 30, 1996 and
       September 30, 1995, respectively	27,963	26,524
   Inventories	28,167	27,088
   Prepaid expenses and other assets	1,444	1,692
   Deferred income taxes	3,134	1,858
          Total current assets	114,359	103,742
Equipment, furniture and fixtures, net	2,777	2,764
Other assets	470	714
	$117,606	$107,220

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable	$8,759 	$11,607
   Accrued expenses	14,273	10,528
   Payable to affiliates	213	330
   Income taxes	1,709	1,506
         Total current liabilities	24,954	23,971

Stockholders' equity:
   Preferred stock, $.01 par value; 2,500,000
       shares authorized; none issued
   Common stock, $.01 par value; 25,000,000 shares
       authorized; 12,244,369 and 11,668,871 issued and outstanding
       at June 30, 1996 and September 30, 1995, respectively	122	117
   Additional paid-in capital	57,871	54,675
   Retained earnings	33,373	26,803
   Adjustments for foreign currency translation	1,286	1,654
          Total stockholders' equity	92,652	83,249
	$117,606	$107,220

See accompanying notes to consolidated financial statements.


ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(unaudited)



	Three Months Ended	Nine Months Ended
	June 30,	June 30
	1996	1995	1996	1995
Net sales	$50,230	$45,951	$162,416	$139,028
Cost of sales	38,868	36,792	127,575	113,387
          Gross profit	11,362	9,159	34,841	25,641

Operating expenses:
   Selling, general and administrative	5,903	5,764	18,843	16,256
   Engineering, research and development	1,451	1,314	4,094	3,558
   Royalty expense, net	1,725	1,239	5,056	3,903
          Total operating expenses	9,079	8,317	27,993	23,717

          Operating income	2,283	842	6,848	1,924

Interest income	664	728	1,966	1,926
Interest expense	(18)	(2)	(53)	(5)

          Income before taxes	2,929	1,568	8,761	3,845

Provision for income taxes	733	391	2,191	961

          Net income	$2,196	$1,177	$6,570	$2,884




Net income per common and common equivalent share	$0.18	$0.10	$0.54	$0.25

Common and common equivalent shares
 used in per share calculation	12,377	11,736	12,175	11,629

See accompanying notes to consolidated financial statements.


ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Nine Months Ended
	June 30,
	1996	1995
Cash flows from operating activities:
   Net income	$6,570	$2,884
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization	1,058	1,397
       Gain on disposal of equipment	(87)	(50)
       Provision for losses on accounts receivables	166	221
       Deferred income tax benefit	(1,276)	(272)

Change in assets and liabilities:
      Trade accounts receivable	(1,819)	2,687
      Inventories	(1,303)	(11,336)
      Prepaid expenses and other assets	459	2,507
      Accounts payable	(2,843)	8,222
      Accrued expenses	3,748	1,536
      Payable to affiliates	(117)	(2,348)
      Income taxes	203	1,479
          Net cash provided by operating activities	4,759	6,927

Cash flows from investing activities -
   Purchase of equipment, furniture and fixtures	(993)	(846)

Cash flows from financing activities -
   Issuance of stock under stock option plan 	3,201	150

Effect of foreign exchange rate change on cash	104	(75)
          Net increase in cash and cash equivalents	7,071	6,156

Cash and cash equivalents at beginning of period	46,580	40,836
Cash and cash equivalents at end of period	$53,651	$46,992

Supplemental disclosure of cash flow information:
   Cash paid (refunded) during the period for:
          Interest	$53	$2
          Income taxes	$422	($2,498)

See accompanying notes to consolidated financial statements.

Advanced Logic Research, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements


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

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and consist of the following (in thousands):

- ----------------------------------------------------------------------------
	March 31,	September 30,
	1996	1995
- ----------------------------------------------------------------------------
Raw materials and component parts	$9,080	$10,944
Work in process	5,630	3,647
Finished goods	13,457	12,497
	----------	----------
	$28,167	    $27,088
	======	 ======


Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations


Results of Operations:

The following table presents the results of operations for the Company for the period indicated as a percentage of net sales.

	Three Months Ended	Nine Months Ended,
	June 30,	June 30,
	1996	1995	1996	1995
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.4%	80.1%	78.6%	81.6%
          Gross profit	22.6%	19.9%	21.4%	18.4%

Operating expenses:
   Selling, general and administrative	11.8%	12.5%	11.6%	11.7%
   Engineering, research and development	2.9%	2.9%	2.5%	2.5%
   Royalty expense, net	3.4%	2.7%	3.1%	2.8%
          Total operating expenses	18.1%	18.1%	17.2%	17.0%

          Operating income	4.5%	1.8%	4.2%	1.4%

Interest income, net	1.3%	1.6%	1.2%	1.4%

          Income before taxes	5.8%	3.4%	5.4%	2.8%

Provision for income taxes	1.4%	0.8%	1.4%	0.7%

          Net income	4.4%	2.6%	4.0%	2.1%

Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under "Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Factors That May Affect Future Results."

Net Sales
	Three Months Ended June 30,	Nine Months Ended June 30,
	1996	1995	% Inc.	1996	1995	% Inc.
(In thousands)
Net sales by distribution channel
VARs and dealers	$30,278	$31,653	(4%)	$100,657	$94,372	7%
Direct	10,454	8,889	18%	32,786	24,436	34%
OEM	4,794	3,234	48%	15,525	11,179	39%
Distributors and others	  4,704	    2,175	116%	    13,448	      9,041	49%
	Total	50,230	$45,951	    9%	$162,416	$139,028	17%

Net sales by geographic location
U.S.	$32,955	$27,056	22%	$102,132	$78,539	30%
International	  17,275	  18,895	(9%)	    60,284	    60,489	  0%
	Total	$50,230	$45,951	   9%	$162,416	$139,028	17%


Net sales for the nine months ended June 30, 1996 increased by 17% to $162.4 million from $139.0 million for the nine months ended June 30, 1995. For this period, sales to U.S. customers increased by 30% to $102.1 million with growth occurring in all domestic sales channels while flat international sales reflected a softness in European sales.

For the nine months ended June 30, 1996, the 49% increase in net sales through the distributors and others sales channel represented the addition of a new distributor in April 1996 coupled with increased sales to the Company's existing distributors. Increased sales to all the Company's OEM customers contributed to the 39% sales growth through this channel. Sales growth in the direct channel was driven by increased sales to government entities which more than tripled from the similar prior year period. The 7% growth in sales through the value added reseller ("VAR") channel was due to a 26% increase in sales to U.S. VARs mitigated by a 6% decline in sales to international VARs.

The flat sales to international customers for the nine months ended June 30, 1996 reflected a 21% decline in sales through the Company's European subsidiaries offset by a 19% growth in sales to Asia-Pacific customers through the Company's subsidiary in Singapore. There was a 1% increase in export sales made from the U.S.

For the nine months ended June 30, 1996, system unit sales were flat at approximately 62,000 systems compared to the similar prior year period. However, due to the Company's continued focus on servers and high-end desktop systems and the demand for system configurations which include more memory, larger disk drives and additional peripherals in general, the average system selling price increased by 13% to $2,169 per system for the nine months ended June 30, 1996 from $1,920 per system for the nine months ended June 30, 1995.

For the three months ended June 30, 1996, net sales increased by 9% compared to the similar prior year period. Sales growth occurred in all U.S. sales channels while sales to international customers declined by 9%. Sales through the Company's European subsidiaries declined by 32%, partially due to a strong U.S. dollar and weakness in the German economy, while sales through the Company's subsidiary in Singapore increased by 30%. Export sales from the U.S. declined by 32% due to a softness in sales to the Company's customers in Russia and Latin America.

Gross Profit
	Three Months Ended June 30,	Nine Months Ended June 30,
	1996	1995	1996	1995
(In thousands)
Net sales	$50,230	$45,951	$162,416	$139,028
Gross profit	11,362		9,159		34,841	25,641
Percentage of net sales	22.6%		19.9%		21.4%	18.4%

Gross profit margins for the nine months ended June 30, 1996 improved to 21.4% from 18.4% for the corresponding period in fiscal 1995. Contributing to the improvement were lower component costs from both effective component sourcing and engineering design changes, and the introduction of new higher margin products such as the Revolution Quad6.

For the three months ended June 30, 1996, gross profit margins improved to 22.6% from 19.9% for the comparable period of fiscal 1995 and the improvement was attributable to the factors previously discussed.

Operating Expenses
Selling, General and Administrative.
	Three Months Ended June 30,	Nine Months Ended June 30
	1996	1995	1996	1995
(In thousands)
Net sales	$50,230	$45,951	$162,416	$139,028
Selling, general and
   administrative expenses	5,903	5,764	18,843	16,256
Percentage of net sales	11.8%	12.5%	11.6%	11.7%

Selling, general and administrative expenses increased by 16% to $18.8 million for the nine months ended June 30, 1996 compared to $16.3 million for the corresponding prior fiscal period. Expanded product advertising related to new product introductions and specific channels of distribution, and special product promotional incentives principally accounted for the increase in expenses. Also contributing to the increase were higher payroll and payroll-related costs associated with the addition of sales personnel.

For the three months ended June 30, 1996, selling, general and administrative expenses increased by 2% compared to the corresponding prior fiscal period. A foreign exchange gain and other income of $0.2 million partially offset a growth in payroll and advertising expenses which increased compared to the similar prior year period due to the factors previously discussed.

Engineering, Research and Development.
	Three Months Ended June 30,	Nine Months Ended June 30
	1996	1995	1996	1995
(In thousands)
Net sales	$50,230	$45,951	$162,416	139,028
Engineering, research and
   development expenses	1,451	1,314	4,094	3,558
Percentage of net sales	2.9%	2.9%	2.5%	2.5%

Engineering, research and development expenses increased by 15% to $4.1 million for the nine months ended June 30, 1996 from $3.6 million for the comparable prior fiscal period. Increases in payroll and payroll-related costs associated with increased personnel and higher engineering material and product certification expenses from ongoing product development and enhancement principally accounted for the increase. Because of the 17% growth in revenue, engineering and development costs as a percentage of sales remained unchanged at 2.5% for the nine months ended June 30, 1996 from the comparable prior year period.

For the three months ended June 30, 1996, engineering, research and development expenses increased by 10% to $1.5 million compared to the comparable prior fiscal period. The growth was principally due to increases in payroll, payroll-related costs and engineering material expenses associated with increased personnel and ongoing product development.

Royalty Expense, Net
Net royalty expense for the nine months ended June 30, 1996 increased to 3.1% of net sales, compared to 2.8% for the corresponding period of fiscal 1995. This increase was principally related to an increase in the royalty rate to its maximum on the Company's products covered by the license agreement with IBM.

For the three months ended June 30, 1996, net royalty expense increased to 3.4% of net sales compared to 2.7% for the corresponding period of fiscal 1995.

Interest Income, Net
For the nine months ended June 30, 1996 and June 30, 1995, the Company had net interest income of $1.9 million. A higher average cash and cash equivalent balance during the first nine months of fiscal 1996 was offset by lower rates of return on short-term investments compared to the similar period of fiscal 1995.

Income Taxes
The Company's tax expense for the first nine months of fiscal 1996 was based on estimated effective annual rates. The effective tax rate for the three and nine months ended June 30, 1996 was 25% which was unchanged from the tax rate for the comparable prior year periods.

Liquidity and Capital Resources
	June 30, 1996	September 30, 1995
(In thousands)
Cash and cash equivalents	$53,651	$46,580
Working capital	89,405	79,771
Current ratio	4.6	4.3
Debt	---	---
Stockholders' equity	92,652	83,249

The Company's cash and cash equivalents increased by $7.1 million to $53.7 million at June 30, 1996 compared to $46.6 million at September 30, 1995. Operating activities generated $4.8 million while the exercise of stock options generated $3.2 million and the purchase of equipment, furniture and fixtures used $1.0 million.

The Company generated $6.6 million from net income and $3.7 million from an increase in accrued expenses. However, increases in accounts receivable and inventories used $1.8 million and $1.3 million, respectively, while a decrease in accounts payable used $2.8 million. The increase in accrued expenses was principally related to increases in royalties payable, cooperative advertising and other promotional marketing accruals. Average sales days outstanding increased to 50 days at June 30, 1996 from 45 days at September 30, 1995. The increase in inventories was related to the stocking of components associated with the release of new products. The decline in accounts payable stemmed from the timing of inventory purchases during the quarter and the Company's payment cycle.

The Company's primary credit facility continues to be a $15.0 million revolving line with Heller Financial, Inc. which expires in August 1998. The line is secured by the Company's assets and availability is subject to a borrowing base requirement. The facility contains certain net worth, profitability, financial ratio and other covenants with which the Company was in compliance during the first nine months of fiscal 1996. The Company has not borrowed against this credit line. In addition, to meet short-term working capital needs ALR International, the Company's subsidiary in Singapore, has an uncommitted revolving credit line of approximately $4.4 million. At June 30, 1996, ALR International had no borrowings against this credit line.

The Company believes that its existing cash resources, combined with anticipated cash flows from future operating activities, supplemented as necessary with funds available under existing credit agreements, will provide it with sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs. Nonetheless, the Company may, at its discretion, draw upon its credit facilities in any amount up to the credit limit at any time.

Factors That May Affect Future Results
The personal computer industry is intensely competitive. The principal elements of competition among personal computer manufacturers are pricing, product quality and reliability, compatibility, price/performance characteristics, marketing and distribution capability, service and support, reputation and the capability to deliver products in large volumes. ALR competes with a large number of manufacturers most of which have significantly greater financial, marketing and technological resources than ALR. There can be no assurance that ALR will be able to continue to compete effectively.

The Company does business worldwide. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating the environment, could impact the Company's future results of operations.

The microcomputer market is characterized by rapid technological change and product obsolescence, often resulting in short product life cycles and rapid price declines. The Company's success will continue to depend primarily on its ability to continue to reduce costs through manufacturing efficiencies, the continued market acceptance of its existing products and its ability to develop and introduce similarly acceptable new products. There can be no assurance that ALR will successfully develop new products or that the new products it develops will be introduced in a timely manner and receive substantial market acceptance. There also can be no assurance that new products will be introduced in a way that will not adversely affect sales of the Company's existing products. The Company's operating results could be adversely affected if ALR is unable to manage its product transitions successfully.

The Company generally utilizes standard parts and components available from multiple vendors. However, certain parts and components used in the Company's systems are available from a single source. If, contrary to its expectations, the Company is unable to obtain sufficient quantities of any single-sourced components, the Company will experience delays in product shipments.

The Company offers its products directly and through indirect channels of distribution. Changes in the financial condition of, or in the Company's relationship with, OEM customers, distributors and other indirect channel partners could cause actual operating results to vary from those expected. Also, the Company's customers generally order products on an as-needed basis. Therefore, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. The Company anticipates that the rate of new orders will vary significantly from month to month. Because ALR operates with a limited backlog, the Company's manufacturing plans and expenditure levels are based primarily on sales forecasts. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenditure and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected.

From time to time, certain companies have asserted exclusive patent, copyright and other intellectual property rights to technologies that are important to the microcomputer industry. ALR evaluates each claim relating to its products and, if appropriate, seeks a license to use the protected technology. There can be no assurance that the Company would be able to obtain licenses to use such technology or that such licenses could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license protected technology used in ALR's products, ALR could be prohibited from marketing such products. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. If the Company's products should be found to infringe protected technology, ALR could be required to pay damages to the infringed party.

The market price of the Company's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Company.

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

ADVANCED LOGIC RESEARCH, INC.
(Registrant)


Date: August 14, 1996	\s\ Gene Lu
	-----------------------------------------------
	Gene Lu
	Chairman, President and Chief
	Executive Officer



Date: August 14, 1996	\s\ Ron Sipkovich
	-----------------------------------------------
	Ronald J. Sipkovich
	Vice President, Finance and
	Administration, Chief Financial
	Officer and Secretary
	(principal financial officer)

	Exhibit 11
Advanced Logic Research, Inc. and Subsidiaries
Statement Regarding Computation of Per Share Earnings
(Amounts in thousands, except per share amounts)


	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	1996	1995	1996	1995
Primary earnings per share:-

Shares used in computing earnings per share:
Weighted average number of shares outstanding	12,110	11,490	11,877	11,483
Incremental shares attributed to outstanding options	    267	246	298	146
	12,377	11,736	12,175	11,629

Earnings:
	Net income	$2,196	$1,177	$6,570	$2,884

Earnings per common and common equivalent share	 $0.18	 $0.10	 $0.54	$0.25




Earnings per share - assuming full dilution:-

Shares used in computing earnings per share:
Weighted average number of shares outstanding	12,110	11,490	11,877	11,483
Incremental shares attributed to outstanding options	    278	290	345	279
	12,388	11,780	12,222	11,762

Earnings:
	Net income	$2,196	$1,177	$6,570	$2,884

Earnings per common and common equivalent share	 $0.18	 $0.10	 $0.54	$0.25

