Form 10-K
period 1996-09-30
ADVANCED LOGIC RESEARCH INC
filed 1996-12-30
CIK 861289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1996

                         Commission File Number 0-18753

                          ADVANCED LOGIC RESEARCH, INC.

              A Delaware Corporation IRS Employer ID No. 33-0084573

                               9401 Jeronimo Road
                            Irvine, California 92618
                                 (714) 581-6770
                           --------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                          Common Stock, Par Value $.01
                          ----------------------------

     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $98,098,052 on December 13, 1996, based on the closing sale price of such stock on The Nasdaq Stock Market.

     The number of shares outstanding of Registrant's Common Stock, $.01 par value, was 12,452,536 at December 13, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Report incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, to be held February 18, 1997.

                          ADVANCED LOGIC RESEARCH, INC.

                       Index to Annual Report on Form 10-K

                  For the Fiscal Year Ended September 30, 1996

                                                                           Page
                                     PART I

     Item 1.      Business....................................................1
     Item 2.      Properties.................................................10
     Item 3.      Legal Proceedings..........................................10
     Item 4.      Submission of Matters to a Vote of Security Holders........10
                                     PART II

     Item 5.      Market for Registrant's Common Stock and
                     Related Stockholder Matters.............................11
     Item 6.      Selected Consolidated Financial Data.......................12
     Item 7.      Management's Discussion and Analysis of
                     Results of Operations and Financial Condition...........13
     Item 8.      Financial Statements, Financial Statement Schedule
                     and Supplementary Data..................................20
     Item 9.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure................................20

                                    PART III

     Item 10.     Directors and Executive Officers of the Registrant ........37
     Item 11.     Executive Compensation.....................................37
     Item 12.     Security Ownership of Certain Beneficial Owners
                     and Management..........................................37
     Item 13.     Certain Relationships and Related Transactions.............37

                                     PART IV

     Item 14.     Exhibits, Financial Statement Schedule and
                     Reports on Form 8-K.....................................38








This report contains the following trademarks of the Company, many of which are registered: Advanced Logic Research, Inc., ALR, Evolution, etc. The following trademarks of other companies also appear in this report: Compaq, Data General, IBM, Intel, Pentium, Pentium Pro, Unisys. Any other products or brand names are trademarks or registered trademarks of their respective companies.

                                     PART I


Item 1.           Business.


General

         Advanced Logic Research, Inc. ("ALR" or the "Company"), founded in 1984, designs, manufactures, markets and supports a broad line of computer systems ("PCs") that offer leading-edge performance and value. The Company's comprehensive portfolio of environmentally friendly, upgradeable products includes sophisticated network servers, high-performance workstations and entry-level PCs. All ALR systems feature advanced designs to enhance performance while supporting the major industry standards. ALR markets its products through a worldwide network of resellers, system integrators, dealers and distributors. It also sells to selected Original Equipment Manufacturer ("OEM") customers and direct to end-users through its PrimeLine Direct program.


Products

         The  Company's  product  strategy  is  focused  on  becoming  a leading provider of computers targeted at the client/server and high-end/mid-range desk-top markets. The Company currently offers a number of high-performance server, workstation and personal computer product families based on Intel's
Pentium Pro and Pentium microprocessors ("CPUs"). To achieve broad market acceptance for its products, the Company's PCs incorporate either Industry Standard Architecture ("ISA") or Extended Industry Standard Architecture ("EISA") bus architecture and either Video Electronics Standard Association ("VESA") or Peripheral Component Interconnect ("PCI") local bus architecture. For compatibility with a broad range of application software, ALR supports the major industry single user and multi-user/network operating systems: MS DOS, MS Windows, MS Windows 95, MS Windows NT, SCO UNIX, OS/2, Novell NetWare, Banyan VINES, as well as Intel's MP Spec v1.1 and v1.4 multiprocessing specifications.

         ALR's SERVER SYSTEMS. The Company's server systems are designed in-house and feature enhanced performance and expandability. This family of computers is based on Intel's Pentium Pro and Pentium CPUs. The ALR Revolution Quad6, Dual6 and MP Pro feature Intel's Pentium Pro CPUs whereas the ALR Revolution Q-SMP and MP II feature Intel's Pentium CPUs. ALR also offers rack-mount version of its ALR Revolution Quad6, Dual6 and Q-SMP servers.

         ALR REVOLUTION QUAD6. The innovative award-winning ALR Revolution Quad6 is a fully symmetrical multiprocessing server featuring up to four Intel 166-, or 200-megahertz ("MHz") Pentium Pro CPUs. The unique ALR system board design utilizes an advanced 64-bit multiprocessor bus and a symmetrical design to distribute the workload evenly between the different processors. The system comes standard with 64- megabytes ("MB") of random access memory ("RAM") which is expandable to two gigabytes ("GB") and features Error Checking and Correction ("ECC") technology to secure data integrity within the system.

         All ALR Revolution Quad6 servers come standard with ALR's InforManager, a server management package designed to monitor system information and minimize downtime. The ALR Revolution Quad6 features 13 drive bays and 15 expansion slots (seven 32-bit PCI local bus, seven 32-bit EISA and one shared PCI/EISA slot). The easily accessible chassis makes the drive bays ideal for hot swappable drives, tape backups, multiple CD-ROMs and other removable storage devices. The ALR Revolution Quad6 was the recipient of UNIX Review magazine's Outstanding Product Award in the hardware category in the December 1996 issue and was selected as a finalist by PC/Computing Magazine for its `Most Valuable Product' award at COMDEX '96 in Las Vegas.

         ALR REVOLUTION DUAL6. The ALR Revolution Dual6 is a fully symmetrical multiprocessing server featuring up to two Intel 200-MHz Pentium Pro CPUs. The system is designed for customers with large data storage requirements and features 14 drive bays and eight expansion slots (four 32-bit PCI local bus, one 32-bit EISA and three shared PCI/EISA slots). The system comes standard with 64-MB of ECC RAM which is expandable to 1-GB. The ALR Revolution Dual6 features ALR's InforManager server management system.

         ALR REVOLUTION MP PRO. The ALR Revolution MP Pro is designed for use as a departmental server and features up to two Intel 200-MHz Pentium Pro CPUs. The system has 11 drive bays and 8 expansion slots (four 32-bit PCI local bus, one 32-bit EISA and three shared PCI/EISA slots). The system comes standard with 32-MB of ECC RAM which is expandable to 1-GB. The ALR Revolution MP Pro features ALR's InforManager server management system.

         ALR REVOLUTION Q-SMP. The award-winning ALR Revolution Q-SMP is a fully symmetrical multiprocessing server featuring up to four Intel 100-, 133- or 166-MHz Pentium CPUs. System performance is enhanced by ALR's proprietary memory architecture supporting 256 kilobytes ("KB") (optional 1- or 2-MB) of two-way associative high-speed "write-back" memory cache per processor module. The system comes standard with 16-MB of RAM which is expandable to 1-GB with built-in Error Detection and Correction technology to secure data integrity within the system. The ALR Revolution Q-SMP features ALR's NetTune server management system. The ALR Revolution Q-SMP has 13 drive bays and 10 expansion slots (six EISA bus slots and four PCI local bus extensions). The ALR Revolution Q-SMP has received numerous awards including PC/Computing Magazine's `Most
Valuable Product' award at COMDEX '94 in Las Vegas and the `Overall Best Hardware Product for 1995' by UNIX Review in its December 1995 issue.

         ALR REVOLUTION MP II. The ALR Revolution MP II offers affordable Pentium processing while providing an upgrade path from 100-MHz Pentium processing to dual 100-, 133-, 166- or 200-MHz Pentium multiprocessing. To enhance performance the system features 512-KB pipeline burst level 2 cache and its memory can be expanded to 512-MB of ECC RAM. Complementing the scaleable processing power of the ALR Revolution MP II is its tower chassis which features nine drive bays and 10 expansion slots (three PCI slots, six EISA slots, and one shared PCI/EISA slot). Designed for mission critical network applications the ALR REVOLUTION MP II features ALR's InforManager server management system and is fully compatible with multiprocessing versions of popular multi-user/network operating systems.

         RACK-MOUNTABLE SERVERS. The ALR Revolution Quad6, Dual6 and Q-SMP technology has also been incorporated in a rack-mount chassis designed to provide maximum availability, flexibility and performance while economizing on space. ALR offers two rack-mount options designed to accommodate either two or four server units in a single, organized location. The system is designed to offer safeguards against downtime and lost data. An optional DAT drawer provides up to 32-GB of back-up data storage with a redundant hot-swappable power supply for mission critical environments. Additionally, the racks can be configured to house disk array subsystems or uninterruptible power supplies depending on the needs of the user.

         ALR's MINI-TOWER/HIGH-END DESK-TOP SYSTEMS. The Company's mini-tower/high-end desk-top systems feature 32-bit local bus technology and superior memory cache/local bus combinations to optimize CPU performance. This family of computers consists of the ALR EVOLUTION DUAL6 and the ALR EVOLUTION 5 Series.

         ALR EVOLUTION DUAL6. The ALR EVOLUTION DUAL6 is designed to use up to two 200-MHz Pentium Pro CPUs and is targeted at high-end workstation applications including CAD, graphics design and animation. To enhance overall system performance the ALR EVOLUTION DUAL6 incorporates 32-bit PCI local bus technology. This bus provides compatibility with the latest video cards and access to other 32-bit enhancement products. The systems come standard with 16-MB of ECC RAM expandable to 1-GB.

         ALR EVOLUTION 5 SERIES. The ALR Evolution 5DT and 5ST are engineered to take advantage of the latest advances in Pentium technology and offer a selection of processor options including Intel's 100-, 133-, 150- or 166-MHz Pentium CPUs. To enhance overall performance, the systems incorporate 32-bit PCI local bus technology and an advanced memory cache architecture. The systems utilize the same motherboard and are packaged in either a sport-tower or desk-top chassis. The systems come standard with 8-MB of RAM which is expandable to 128-MB on the system board.

         ALR's MID-RANGE AND ENTRY-LEVEL DESK-TOP SYSTEMS. The Company's mid-range desk-top PCs optimize performance through advanced technology. The systems incorporate PCI local bus technology and consist of the ALR OPTIMA SL, OPTIMA DT and Optima MT.

         ALR OPTIMA SL, DT & MT. The ALR Optima series combines performance with ease of use by featuring "Plug `n' Play" technology. The system offers a selection of processor options including Intel's 100-, 133-, 166- or 200-MHz Pentium CPUs. For enhanced video performance a 64-bit video subsystem has been integrated onto the PCI local bus. The systems utilize the same motherboard and are packaged in either a slimline (SL), desktop (DT) or mini-tower (MT) chassis. The system comes standard with 8-MB of RAM expandable to 128-MB on the system board.

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


Research and Product Development

         The Company believes that being early-to-market with high-performance systems is critical to its success. To achieve this goal, the Company uses technology modules which can be transported effectively and used in its other computer systems with minimal modification, as "building blocks" for concurrent and future product development efforts. Examples of these building blocks include the Company's memory management technology and custom chip sets. The Company believes this approach better enables it to control its engineering, research and development expenditures while increasing the speed with which it can bring new products to market.

         The Company's research and product development staff consists of 39 hardware and systems engineers located in the U.S. The Company's engineers are divided into two groups involved in the design of new products as well as the continued development and support of existing products. The Company's hardware engineers focus on the design of the Company's CPU platforms, while its systems engineers are responsible for enclosure design, software/system compatibility and integration of input/output peripherals to the system.

         During the fiscal years ended September 30, 1996, 1995 and 1994, the Company's engineering, research and development expenses were $5.4 million, $4.8 million and $4.4 million, respectively.


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

         The Company has focused on providing its reseller channel (VARs, system integrators and dealers) with some of the most competitive programs in the PC industry. The Company's reseller programs include free shipping, cooperative advertising, lead referral, toll-free technical support, warranty reimbursement and the facilitation of product purchases through flooring companies offering up to 60 days free financing. The Company has implemented a "Channel Build" strategy for its resellers and distributors allowing them to purchase base models and determine their own margins by customizing these products for resale. Additionally, the Company has adopted a "Cost Plus" pricing strategy for its reseller channel where the "Cost" is the price paid by its distributors. Sales to the Company's reseller channel accounted for 61%, 68% and 69% of net sales for fiscal 1996, 1995 and 1994, respectively.

         The  Company   currently   markets  its  products   through  two  major
distributors, Gates/Arrow and Tech Data and one regional distributor, Jones Business Systems. This channel provides broad market penetration for the Company's products. Distributors represented approximately 7%, 5% and 8% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively. Since fiscal 1993, ALR has experienced significant changes in its distributor and national retail organization ("NRO") channel due to a reorientation of its sales channel focus in North America. As a result, product purchase agreements with certain distributors (GBC/Vitek, Ingram Micro, and Merisel) and NROs (ComputerLand and Intelligent Electronics) have been terminated. However, ALR continues to sell its products directly to the franchisees of Intelligent Electronics and ComputerLand through its reseller program.

         The Company's PrimeLine Direct channel, established in fiscal 1993, serves the requirements of customers who choose to purchase directly from the Company. Since 1993, ALR's PrimeLine Direct sales force has evolved into three groups focused on serving the disparate needs of the small business customer and the large corporate and government end-users. The government sales group negotiated a contract with the federal government (GSA contract) in fiscal 1994 allowing federal agencies to procure product directly from ALR at pre-negotiated prices. Additionally, qualified resellers can sell products to government end-users based on the pre-negotiated prices in ALR's GSA contract and receive a pass-through commission from ALR. PrimeLine Direct sales represented 21%, 17% and 16% of the Company's net sales for fiscal 1996, 1995 and 1994, respectively.

         In September 1996, ALR expanded its OEM relationships by entering into an agreement with Data General Corporation for ALR's high-end servers. This agreement added to the Company's existing OEM relationship with Unisys. However, an OEM relationship with Siemens Nixdorf, Germany, for certain Pentium-based systems terminated in fiscal 1996. OEM sales represented 10%, 9% and 4% of the Company's net sales for fiscal 1996, 1995 and 1994, respectively.

         The Company's resellers, distributors and OEM customers are not contractually committed to future purchases of the Company's products and, therefore, could discontinue carrying the Company's products at any time. Additionally, consistent with industry practice, the Company provides its distributors with stock balancing and price protection rights, which permit these customers to return products to the Company for credit and to receive price adjustments for inventories of the Company's products if ALR lowers the prices of these products.

         ALR serves its markets worldwide through export sales from the U.S. and a network of subsidiaries and branches. ALR's sales subsidiaries include ALR International (Pte) Ltd. ("ALR International"), Advanced Logic Research Inc. (U.K.) Limited and Advanced Logic Research (Deutschland) GmbH which are located in Singapore, London and Frankfurt, respectively. ALR International maintains branch sales and support offices in Hong Kong and Malaysia. International sales represented 36%, 43% and 46% of the Company's net sales for fiscal years 1996, 1995 and 1994, respectively. For further geographic information, see Note 12 of Notes to Consolidated Financial Statements.

         A portion of the sales made by the Company in international markets are priced in local currency and are subject to currency exchange fluctuations. At September 30, 1996, the Company had no forward contracts outstanding. International sales are subject to the risk of compliance with laws of various countries and the risk of import/export restrictions and tariff regulations. ALR has not experienced any difficulty in obtaining export licenses from the United States Department of Commerce for international sales.

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


Manufacturing and Quality Control

         The Company's manufacturing operations are located at its Irvine facilities in the United States. They include procurement and testing of parts, components and subassemblies and final assembly of its systems. In order to reduce capital investment requirements, the Company subcontracts a substantial portion of its printed circuit board assembly to several vendors in the United States and Taiwan, including affiliates of Wearnes Technology (Private) Limited ("Wearnes", Wearnes holds approximately 39% of the outstanding common stock of ALR). All subcontracted components are tested either by the Company or the subcontractor before undergoing final assembly. Once assembled, all systems undergo a fully operational test cycle including stress testing. Quality control also includes ongoing production reliability audits for early identification of production problems.

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

         Certain parts and components used in the Company's systems are available only from a single source. Components for which the Company does not have multiple manufacturers include Intel's Pentium and Pentium Pro CPUs as well as certain chip sets used on ALR motherboards. The CPUs and chip sets are either generally available through distribution or available from Intel in quantities that are usually adequate to meet the Company requirements. If, contrary to its expectations, the Company is unable to obtain sufficient quantities of any of these parts and components, the Company will experience delays in product shipments. As is generally known, the industry is currently facing a shortage of Pentium Pro 200-MHz CPU and the Company is experiencing some delays in product shipments.

         The Company is currently sourcing motherboards for its Optima SL, DT and MT systems from Acer and is considering sourcing certain Pentium Pro-based systems from Intel on an OEM basis. In the future, the Company may choose to source additional products from these and other vendors. If, contrary to its expectations, the Company is unable to obtain sufficient quantities of these motherboards or systems, the Company could experience delays in product shipments.

         Certain proprietary chip sets based on ALR designs are currently supplied by single sources including Matra Semiconductor. A disruption in the manufacture of these chip sets could result in additional expense, as well as delays in product shipment.

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

         The Company has strengthened its service and technical support to end-users through a relationship with Unisys Corporation and DecisionOne to provide on-site field service and warranty support in the U.S. The Company's in-house technical support department in the U.S. has benefited from advanced telephone tracking technology that streamlines the routing, processing and tracking of calls. The Company also offers on-line support service 24 hours a day through its facsimile question and response system. This service supplements the Company's 24-hour bulletin board service which allows customers to confer with ALR technicians, download software and receive support updates and technical bulletins. These services are now also available through the ALR CompuServe forum.

         In November 1994, ALR enhanced its product warranty policy to offer a 5-year/36-month warranty (five years system warranty and 36 months warranty on factory installed peripherals) and a one year warranty on monitors. For fiscal 1996, technical support expenses, which include warranty and non-warranty repairs, were approximately $4.4 million. Except for stock-balancing agreements with its distributors, the Company does not customarily allow returns of its products for reasons other than malfunction or failure.


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

         The Company has entered into OEM agreements with certain large computer manufacturers who are competitors of ALR. While selecting its OEM customers, the Company tries to ensure that there is a minimum amount of overlap between the markets and end-users targeted by ALR and its OEM customers. However, changes in the marketing strategy of its OEM customers may adversely affect ALR's future revenue mix and gross margin rate.
See "Sales, Marketing and Support."

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

         The Company has obtained federal trademark registration on the following trademarks: Advanced Logic Research, Inc., ALR, the ALR logo, PowerFlex, Business Veisa, PowerVeisa, BusinessServer, PowerFlex Flyer, Business Station, Evolution and Express and has applied for federal trademark registration on certain other product names and logos. The Company has also trademarked the ALR logo in various countries including Singapore, Mexico, Canada, Brazil and throughout the European Union and has applied for registration of its logo in certain other foreign countries in which it anticipates expanding its international business.

         ALR currently licenses from IBM, through a nonexclusive fixed fee agreement, the right to use certain technology covered under patents issued to IBM. The licensing agreement permits the Company to develop, manufacture and sell personal computers without liability for infringement on IBM's existing patents. The Company pays, and expects to pay in the future, royalties to IBM on sales of the Company's existing and future personal computer products. See Note 10 of Notes to Consolidated Financial Statements. IBM's policy is to offer lower royalty rates to licensees that possess patent rights of interest to IBM if these licensees provide IBM with a cross-license. To the extent that ALR's competitors avoid the payment of royalties or obtain more favorable royalty payment terms from IBM, ALR could be at a disadvantage.

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


Environmental Laws and Regulations

         The Company recognizes that operating in a manner compatible with the environment is good for its community, employees, customers, and business. The Company's products are designed and manufactured to meet a variety of the world's environmental standards and expectations. Compliance with laws enacted for protection of the environment to date has not had a material effect upon the Company's financial or competitive position. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the purpose of environmental laws and regulations, there can be no assurance that such laws or future laws will not have a material adverse effect on the Company.


Employees

         As of September 30, 1996, ALR had 512 full-time employees worldwide, of whom 42 were engaged in engineering, research and development, 98 in sales and marketing, 57 in customer support and service, 267 in manufacturing and 48 in administrative activities. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

          The Company believes its ability to attract and retain skilled technical and management personnel has been and will continue to be critical to its success. Accordingly, the Company has adopted stock option plans and other benefit plans to assist in attracting and retaining qualified employees at all levels. Foreign and Domestic Operations

         A substantial portion of the Company's sales are made outside the United States. See Note 12 of Notes to Consolidated Financial Statements.


Item 2.           Properties.

         The Company leases approximately 75,000 square feet of space for its corporate headquarters in Irvine under a lease which expires in June 1999. The Company leases an additional 40,000 square feet of space at a nearby facility for manufacturing and warehousing operations under a lease which also expires in June 1999. ALR International leases approximately 22,000 square feet of space in Singapore for sales, support and warehousing needs under a lease that expires in 1997. In addition, the Company leases space for sales and support offices in London, Frankfurt, Hong Kong and Malaysia. See Note 13 of Notes to Consolidated Financial Statements.

         ALR is currently considering expanding its warehousing operations. The Company believes that space will be available at commercially reasonable rates to accommodate either a move or an expansion of the Company's operations.


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

         Year ended September 30,                      High             Low

          1996:
          First fiscal quarter                        $ 8.50          $ 6.00
          Second fiscal quarter                         7.75            6.13
          Third fiscal quarter                          9.88            6.69
          Fourth fiscal quarter                       $ 8.63          $ 6.50

          1995:
          First fiscal quarter                        $ 4.88          $ 3.75
          Second fiscal quarter                         5.38            4.00
          Third fiscal quarter                          6.75            4.50
          Fourth fiscal quarter                       $ 9.38          $ 5.75

         At December 13, 1996, the closing sale price of the Company's common stock as reported on The Nasdaq Stock Market was $13.625.


Holders of Record

         At September 30, 1996, ALR had approximately 256 stockholders of record of the Company's common stock.


Dividends

         The Company has never paid dividends on its capital stock. The Company presently intends to retain earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of the Company's current loan agreement restrict the ability of the Company to pay cash dividends.


Item 6.           Selected Consolidated Financial Data.

Fiscal year ended September 30,                     1996           1995         1994         1993         1992
(In thousands, except per share data)


CONSOLIDATED STATEMENTS OF OPERATIONS:

 Net sales                                      $  217,855   $  192,425   $  183,387   $  169,254   $  206,817
 Cost of sales                                     170,035      156,465      155,652      149,974      165,483
    Gross profit                                    47,820       35,960       27,735       19,280       41,334

 Selling, general & administrative                  25,701       21,915       19,308       22,898       30,797
 Engineering, research & development                 5,447        4,762        4,409        3,935        5,121
 Royalty expense, net                                5,125        5,289        5,867        5,183        4,704
    Total operating expenses                        36,273       31,966       29,584       32,016       40,622

    Operating income (loss)                         11,547        3,994       (1,849)     (12,736)         712

 Net interest income                                 2,590        2,502        1,355          388          488


    Income (loss) before taxes and cumulative
     effect of change in accounting principle       14,137        6,496         (494)     (12,348)       1,200

 Income tax expense (benefit)                        3,534        1,624         (148)      (2,640)         651

    Income (loss) before cumulative effect
     of change in accounting principle              10,603        4,872         (346)      (9,708)         549

 Cumulative effect of change in accounting
  for income taxes                                        ---      ---          ---          (919)        ---

    Net income (loss)                           $   10,603   $    4,872   $     (346)  $  (10,627)  $      549


 Income (loss) before cumulative effect
  of change in accounting principle per
  common & common equivalent share              $    0.87    $    0.41    $    (0.03)  $    (0.86)  $     0.05

 Net income (loss) per common & common
  equivalent share                              $    0.87    $    0.41    $    (0.03)  $    (0.94)  $     0.05


 Common and common equivalent shares
  used in per share calculation                   12,249         11,750       11,434       11,336       11,414



As of September 30,                                  1996          1995         1994         1993         1992
(In thousands)

CONSOLIDATED BALANCE SHEET DATA:

 Cash & cash equivalents                        $   60,272   $   46,580   $   40,836   $   34,447   $   29,638
Accounts receivable, net                            25,849       26,524       24,507       21,947       35,189
Inventories                                         23,437       27,088       22,555       36,525       44,264
Total assets                                       118,640      107,220       97,929      108,095      125,846
Long-term debt                                        ---          ---          ---          ---         6,000
 Stockholders' equity                           $   96,778   $   83,249   $   76,861   $   75,917   $   87,425


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under "Factors That May Affect Future Results".

NET SALES                                   Change              Change
In thousands)                       FY96  From FY95    FY95   From FY94  FY94
Net Sales by Distribution Channel
VARs and Dealers                  $132,937    2%     $130,033      3%  $126,210
Direct                              45,401   36%       33,365     17%    28,523
OEM                                 22,869   30%       17,544    169%     6,524
Distributors and Other              16,648   45%       11,483    (48%)   22,130
Total                             $217,855   13%     $192,425      5%   183,387

Net Sales by Geographic Location
U.S.                              $139,101   28%     $108,870     11%  $ 98,331
International                       78,754   (6%)      83,555     (2%)   85,056
Total                             $217,855   13%     $192,425      5%  $183,387


Net sales increased to $217.9 million for fiscal 1996 from $192.4 million and $183.4 million for fiscal 1995 and 1994, respectively. The consecutive years of sales growth was principally due to the reorientation of the Company's product and marketing focus to network servers and high-end desk-top systems. As a result of the shift in product mix to servers and high-end desk-top systems, and a general demand for system configurations which include more memory, larger disk drives and additional peripherals, the average system selling price for fiscal 1996 increased to $2,199 from $1,963 and $1,673 for fiscal 1995 and 1994, respectively.

In fiscal 1996, the Company's principal channel of distribution continued to be value added resellers ("VARs") and dealers. However, due to the growth in sales made directly to small businesses, government entities, corporate and individual end-users and to OEM customers, sales to resellers as a percentage of total sales declined to 61% of net sales in fiscal 1996 from 68% and 69% of net sales for fiscal 1995 and 1994, respectively. The 2% growth in sales through the reseller channel in fiscal 1996 compared to fiscal 1995 breaks down into a 13% growth in sales to U.S. resellers and a 6% decline in sales to foreign resellers. The 3% growth in sales through the reseller channel in fiscal 1995 compared to fiscal 1994 breaks down into a 16% increase in sales to U.S. resellers and a 4% decline in sales to foreign resellers.

From fiscal 1994 through fiscal 1996, direct sales to small businesses, government entities, corporate and individual end-users grew to become the Company's second major channel of distribution. Direct sales increased from $28.5 million for fiscal 1994 to $33.4 million and $45.4 million for fiscal 1995 and 1996, respectively. The growth in sales through this channel during the three year period was predominately due to the negotiation of a GSA contract in fiscal 1994 with the federal government allowing federal agencies to procure product directly from ALR. Sales to federal, state and local government entities for fiscal 1996 more than doubled from fiscal 1995.

For fiscal 1994 through fiscal 1996, sales to OEM customers grew from $6.5 million for fiscal 1994 to $22.9 million for fiscal 1996. This growth stemmed from the signing of OEM agreements with Unisys Corporation in October 1994 and Data General Corporation in September 1996. Both agreements are for certain of the Company's high-end products. Partially mitigating the growth in sales to these customers was the termination of the Company's OEM relationship with Siemens Nixdorf, Germany, for certain Pentium-based systems during the first half of fiscal 1996.

Sales to distributors and other customers in fiscal 1996 rebounded to $16.6 million after a 48% decline in sales for fiscal 1995 from fiscal 1994. Increased sales to the Company's principal distributors, Gates/Arrow and Tech Data, and the addition of a regional distributor, Jones Business Systems, in fiscal 1996 principally accounted for the 45% growth in sales from fiscal 1995. However, another factor contributing to the growth in sales to distributors and other customers was a $1.1 million reduction in the Company's estimated allowance for sales returns. (See Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts.) Lower returns experience led to the reduction in the Company's estimated allowance for sales returns.

For fiscal 1996, international sales declined to $78.8 million from $83.6 million and $85.1 million for fiscal 1995 and 1994, respectively. The decline in international sales for fiscal 1996 reflected a softness in European sales which decreased by 25% from fiscal 1995. Partially offsetting this decline was a 19% increase in sales to Asia-Pacific region customers. In fiscal 1995 the decline in international sales was principally due to lower sales to Asia-Pacific region and Canadian customers. Partially offsetting this decline was an 18% increase in sales to customers in Europe and Latin America during fiscal 1995.

GROSS PROFIT
                                    Change                Change
                           FY96    From FY95     FY95    From FY94      FY94
(In thousands)
Gross Profit             $47,820      33%      $35,960      30%        $27,735
Percentage of Net Sales    22.0%                 18.7%                   15.1%

Gross profit margins for fiscal 1996 increased to 22.0% from 18.7% for fiscal 1995 and 15.1% for fiscal 1994. The shift in sales to servers and high-end desk-top systems favorably impacted gross profit margins since these systems typically generate greater gross profit margins than the Company's entry-level and mid-range systems. Design changes, chiefly to product chassis and motherboards, coupled with lower vendor component costs, particularly on memory, CPUs and disk drives, lowered material costs and contributed to improving gross profit margins. Also contributing was the growth in sales volume which allowed manufacturing and technical support costs to be absorbed over a greater revenue base.

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






OPERATING EXPENSES
SELLING, GENERAL AND ADMINISTRATIVE
                                      Change                Change
                           FY96     From FY95     FY95     From FY94    FY94
(In thousands)
Selling, General and
 Administrative Expenses  $25,701      17%      $21,915       14%      $19,308
Percentage of Net Sales     11.8%                 11.4%                  10.5%

Selling, general and administrative expenses increased by 17% to $25.7 million or 11.8% of net sales for fiscal 1996 compared to $21.9 million or 11.4% of net sales for fiscal 1995. The growth in selling, general and administrative expenses as a percentage of sales was principally due to expanded product advertising related to new product introductions and specific channels of distribution, and special product promotional incentives. As a percentage of net sales, advertising and promotional expenses increased to 4.8% compared to 4.3% for fiscal 1995. The growth in advertising and promotional expenditures accounted for $2.1 million of the increase between fiscal 1996 and fiscal 1995 while an increase in payroll and personnel-related expenses driven principally by an increase in sales personnel accounted for $1.4 million of the increase. The remaining growth in selling, general and administrative expenses was principally related to an increase in pass-through commissions paid to qualified resellers.

Selling, general and administrative expenses increased by 14% to $21.9 million for fiscal 1995 compared to $19.3 million for fiscal 1994. Expanded product advertising and increased dealer cooperative promotional activities principally accounted for the increase in expenses during fiscal 1995. As a percentage of net sales, advertising and promotional expenses increased to 4.3% for fiscal 1995 compared to 3.5% for fiscal 1994. Also contributing to the increase was a reduction in bad debt reserves during fiscal 1994. In fiscal 1994, $0.8 million in bad debt expense was reversed against the allowance for doubtful accounts.

ENGINEERING, RESEARCH AND DEVELOPMENT
                                     Change               Change
                            FY96     From FY95    FY95    From FY94     FY94
(In thousands)
Engineering, Research
 and Development Expenses  $5,447       14%      $4,762      8%        $4,409
Percentage of Net Sales      2.5%                  2.5%                  2.4%

Engineering, research and development expenses increased during the three year period to $5.4 million for fiscal 1996 compared to $4.8 million and $4.4 million for fiscal 1995 and 1994, respectively. Increases in payroll and payroll-related costs associated with increased employee headcount and higher engineering material expense from ongoing and expanded product development principally accounted for the increase for each fiscal year.

ROYALTY EXPENSE, NET
                                 Change                 Change
                         FY96   From FY95      FY95    From FY94       FY94
(In thousands)
Royalty Expense, Net     $5,125    (3%)        $5,289     (10%)        $5,867
Percentage of Net Sales    2.4%                  2.7%                    3.2%

The reduction in royalty expense for fiscal 1996 compared to fiscal 1995 despite a 13% increase in sales was primarily the result of a modified three year agreement with IBM Corporation completed in the fourth quarter of fiscal 1996. This agreement impacted the royalty expense accrual amount for calendar 1996 and resulted in a $1.2 million pretax reduction in royalty expense in the fourth quarter of fiscal 1996.

The decline in net royalty expense for fiscal 1995 to 2.7% of net sales from 3.2% for fiscal 1994 resulted because certain of the Company's products were exempt from royalties.

INTEREST INCOME, NET
                                  Change                 Change
                         FY96    From FY95      FY95     From FY94      FY94
(In thousands)
Interest Income, Net   $2,590        4%        $2,502       85%        $1,355

Despite an increase in fiscal 1996 average cash and cash equivalents balance compared to fiscal 1995, net interest income only increased by 4% because of lower rates of return on short-term investments compared to fiscal 1995. The 85% increase in net interest income from fiscal 1994 to fiscal 1995 was due to an increase in cash and cash equivalents balances, increased rates of return on short-term investments and the repayment of outstanding bank debt in January 1994.

INCOME TAXES
                              FY96                  FY95                  FY94
(In thousands)
Income Tax Expense (Benefit) $3,534                $1,624               $(148)
Effective Tax Rate            25.0%                 25.0%                30.0%

For fiscal 1996, 1995 and 1994, the Company recorded effective income tax rates of 25.0%, 25.0% and 30.0%, respectively. The effective tax rate of 25% for fiscal 1996 remained unchanged from fiscal 1995 principally due to a $1.7 million reduction in the deferred tax asset valuation allowance during fiscal 1996. The changes in the effective tax rates between fiscal 1995 and 1994 were principally attributable to changes in the earnings mix among the Company's subsidiaries located in various taxing jurisdictions and utilization of certain net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES
                                        Sept. 30, 1996        Sept. 30, 1995
(In thousands)
Cash and cash equivalents                   $60,272               $46,580
Working capital                             $93,553               $79,771
Current ratio                                   5.3                   4.3
Stockholders' equity                        $96,778               $83,249

The Company's cash and cash equivalents increased to $60.3 million at September 30, 1996 compared to $46.6 million at September 30, 1995. The $13.7 million increase in cash and cash equivalents during the fiscal year was due to positive cash flow from operating activities and proceeds of $3.3 million from the issuance of stock under the Company's stock option plans partially offset by the purchase of property, plant and equipment.

The significant sources of cash provided by operations during fiscal 1996 included $10.6 million from net income and $3.5 million from a decrease in inventories which were partially offset by a $4.4 million decline in accounts payable.

As a consequence of the 13% increase in sales and a decline in inventories, inventory turns improved to 7.3 for fiscal 1996 compared to 5.8 turns for fiscal 1995. The improvement in inventory turns stemmed from the Company's ability to reduce inventories despite the increase in sales. In fiscal 1997, the Company expects to increase its safety stock of key parts, components and certain finished systems to improve product availability.

Operating cash flows were also enhanced through an improvement in accounts receivable turns. In fiscal 1996, average days outstanding improved to 43 from 50 days for fiscal 1995. This improvement reduced accounts receivable by $0.7 million at September 30, 1996 compared to September 30, 1995, despite the 13% growth in sales during the year.

The $4.4 million decline in accounts payable between September 30, 1996 and September 30, 1995, arose from the timing of inventory purchases in August and September 1996 compared to the previous year and the timing of the resulting payments.

ALR International continues to have available uncommitted revolving credit lines with a combined availability of approximately $4.3 million which are used to supplement its working capital requirements. At September 30, 1996, the Company had not borrowed against these lines of credit.

The Company's primary credit facility continues to be a $15.0 million revolving line with Heller Financial, Inc. The line is secured by the Company's assets and availability is subject to a borrowing base requirement. In October 1995, the Company signed an amendment to this existing credit agreement extending the expiration to August 1998 and reducing the borrowing rate to Prime, based on the Prime rate charged by Bank of America, from Prime plus 1%. A commitment fee of 0.50% per annum is paid on the unused portion of the revolving line of credit. The facility contains certain net worth, profitability, financial ratio and other covenants with which the Company was in compliance at September 30, 1996 and 1995. During fiscal 1996 and 1995, the Company had no outstanding borrowings against this line of credit.

The Company believes that its existing cash resources, combined with anticipated cash flows from future operating activities, supplemented as necessary with funds expected to be available under the Company's various credit agreements, will provide it with sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs.

FACTORS THAT MAY AFFECT FUTURE RESULTS
The personal computer industry is intensely competitive. The principal elements of competition among personal computer manufacturers are pricing, product quality and reliability, compatibility, price/performance characteristics, marketing and distribution capability, service and support, reputation and the capability to deliver products in large volumes. ALR competes with a large number of manufacturers, most of which have significantly greater financial, marketing and technological resources than ALR. There can be no assurance that ALR will be able to continue to compete effectively.

The Company does business worldwide. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating the environment, could impact the Company's future results of operations.

The microcomputer market is characterized by rapid technological change and product obsolescence, often resulting in short product life cycles and rapid price declines. The Company's success will continue to depend primarily on its ability to continue to reduce costs through manufacturing efficiencies, the continued market acceptance of its existing products and its ability to develop and introduce similarly acceptable new products. There can be no assurance that ALR will successfully develop new products or that the new products it develops will be introduced in a timely manner and receive substantial market acceptance. There can also be no assurance that product transitions will be managed in such a way to minimize inventory levels and product obsolescence of discontinued products. The Company's operating results could be adversely affected if ALR is unable to manage all aspects of product transitions successfully.

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

The market price of the Company's common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Company.

NEW ACCOUNTING STANDARDS Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), which is effective for the Company's fiscal 1997, encourages, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures to net income and income per share as if the fair-value based method of accounting had been applied. While the Company is still evaluating Statement No. 123, the Company currently expects to elect to continue to measure compensation cost under APBO No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, Statement No. 123 will have no impact on the Company's financial position or results of operations.

Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", (Statement No. 121), which is effective for the Company's fiscal 1997, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. Management believes that adoption of Statement No. 121 will not have a material impact on the Company's financial position or results of operations.

SUBSEQUENT EVENT
On November 26, 1996, the Company consummated an agreement to acquire a 20% interest (on a fully-diluted basis) in RouterWare, Inc. ("RouterWare"), a Newport Beach, California-based data communications products company, for $2.25 million in cash. RouterWare develops and markets software technologies for use in data communications products such as bridges, routers, gateways and remote access devices. The agreement also calls for the Company to fund agreed-upon joint development projects with RouterWare over the next three years with an aggregated spending limit of $1.0 million.

Item 8.     Financial Statements, Financial Statement Schedule
             and Supplementary Data.

            Index to Financial Statements and Financial Statement Schedule

         Consolidated Financial Statements:

         Report of Independent Auditors.....................................21

         Consolidated Balance Sheets as of September 30, 1996 and 1995......22

         Consolidated Statements of Operations for the years ended
           September 30, 1996, 1995 and 1994................................23

         Consolidated Statements of Stockholders' Equity for the
           years ended September 30, 1996, 1995, and 1994...................24

         Consolidated Statements of Cash Flows for the years
           ended September 30, 1996, 1995 and 1994..........................25

         Notes to Consolidated Financial Statements.........................26


         Financial Statement Schedule:
         (For the three years ended September 30, 1996)

         Schedule II - Valuation and Qualifying Accounts....................36

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Logic Research, Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                         KPMG Peat Marwick LLP


Orange County, California
October 24, 1996 except
  as to note 14 which is as of
  November 26, 1996



Consolidated Balance Sheets
(In thousands, except share data)

                                                                                              September 30,
                                                                                           1996           1995
Assets (note 8)

Current assets:
   Cash and cash equivalents                                                         $   60,272    $    46,580
   Trade accounts receivable, less allowance of $2,027 and
      $1,999 at September 30, 1996 and 1995, respectively                                25,849         26,524
   Inventories (note 2)                                                                  23,437         27,088
   Prepaid expenses and other assets                                                      1,868          1,692
   Deferred income taxes (note 9)                                                         3,989          1,858
         Total current assets                                                           115,415        103,742
Equipment, furniture and fixtures, net (note 3)                                           2,760          2,764
Other assets                                                                                465            714
                                                                                     $  118,640    $   107,220



Liabilities and Stockholders' Equity (notes 7 and 8)

Current liabilities:
   Accounts payable                                                                  $    7,198    $    11,607
   Payable to affiliates (note 4)                                                           237            330
   Accrued expenses (note 5)                                                             11,558         10,528
   Income taxes (note 9)                                                                  2,869          1,506
      Total current liabilities                                                          21,862         23,971

Commitments and contingencies (notes 10 and 13)

Stockholders' Equity (note 6)
   Preferred stock, $.01 par value; 2,500,000 shares authorized;
      none issued                                                                          ---            ---
   Common stock, $.01 par value; 25,000,000 shares authorized;
      12,250,480 and 11,668,871 shares issued and outstanding at
      September 30, 1996 and 1995, respectively                                             123            117
   Additional paid-in capital                                                            57,924         54,675
   Retained earnings                                                                     37,406         26,803
   Adjustments for foreign currency translation                                           1,325          1,654
      Total stockholders' equity                                                         96,778         83,249

Subsequent event (note 14)
                                                                                     $  118,640    $   107,220

See accompanying notes to consolidated financial statements



Consolidated Statements of Operations
(In thousands, except per share data)

                                                                              Year ended September 30,
                                                                            1996           1995           1994

Net sales (note 12)                                                   $  217,855     $  192,425     $  183,387
Cost of sales (notes 4 and 10)                                           170,035        156,465        155,652
      Gross profit                                                        47,820         35,960         27,735

Operating expenses:
   Selling, general and administrative                                    25,701         21,915         19,308
   Engineering, research and development                                   5,447          4,762          4,409
   Royalty expense, net (note 10)                                          5,125          5,289          5,867
      Total operating expenses                                            36,273         31,966         29,584

      Operating income (loss)                                             11,547          3,994         (1,849)

Interest income                                                            2,662          2,513          1,435
Interest expense                                                             (72)           (11)           (80)

      Income (loss) before income taxes                                   14,137          6,496           (494)

Income tax expense (benefit) (note 9)                                      3,534          1,624           (148)

      Net income (loss)                                               $   10,603     $    4,872     $     (346)



Net income (loss) per common and common equivalent share              $    0.87      $     0.41     $    (0.03)

Common and common equivalent shares used
   in per share calculation                                               12,249         11,750         11,434

See accompanying notes to consolidated financial statements




Consolidated Statements of Stockholders' Equity
(In thousands, except share data)


                                                                                          Adjustment
                                                                    Additional            for Foreign      Total
                                              Common Stock           Paid-in  Retained     Currency   Stockholders'
                                           Shares       Amount       Capital   Earnings  Translation     Equity


Balance, September 30, 1993            11,380,643     $    114       $53,483    $22,277      $  43      $75,917


Exercise of stock options                  97,704            1           359        ---        ---          360


Foreign currency translation                  ---          ---           ---        ---        930          930


Net loss                                      ---          ---           ---       (346)       ---         (346)



Balance, September 30, 1994            11,478,347          115        53,842     21,931        973       76,861


Exercise of stock options                 190,524            2           833        ---        ---          835


Foreign currency translation                  ---          ---           ---        ---        681          681


Net income                                    ---          ---           ---      4,872        ---        4,872



Balance, September 30, 1995            11,668,871          117        54,675     26,803      1,654       83,249



Exercise of stock options                 581,609            6         3,249        ---        ---        3,255


Foreign currency translation                  ---          ---           ---        ---       (329)        (329)


Net income                                    ---          ---           ---     10,603        ---       10,603



Balance, September 30, 1996            12,250,480     $    123       $57,924    $37,406     $1,325      $96,778



See accompanying notes to consolidated financial statements




Consolidated Statements of Cash Flows
(In thousands)

                                                                                Year ended September 30,
                                                                         1996           1995              1994

Cash flows from operating activities:
   Net income (loss)                                              $   10,603        $    4,872      $     (346)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                                 1,369             1,840           2,358
         (Gain) loss on disposal of equipment                             61               (79)            203
         Provisions for losses on accounts receivable                    223               310            (752)
         Deferred income tax provision (benefit)                      (2,131)             (261)          4,208

   Changes in assets and liabilities:
         Trade accounts receivable                                       310            (1,761)         (1,215)
         Inventories                                                   3,467            (4,135)         14,554
         Prepaid expenses and other assets                                42             2,615            (889)
         Accounts payable                                             (4,410)            2,389          (5,878)
         Payable to affiliates                                           (93)           (2,289)            891
         Accrued expenses                                              1,027               991             278
         Income taxes                                                  1,363             1,506            (735)
            Net cash provided by operating activities                 11,831             5,998          12,677

Cash flows from investing activities -
   Purchase of equipment, furniture and fixtures                      (1,433)           (1,164)           (967)

Cash flows from financing activities:
   Net repayments to banks                                              ---               ---             (316)
   Repayments under notes payable                                       ---               ---           (6,000)
   Issuance of stock under stock option plans                          3,255               835             360
            Net cash provided by (used in) financing activities        3,255               835          (5,956)

Effect of exchange rate changes on cash                                   39                75             635

Net increase in cash and cash equivalents                             13,692             5,744           6,389

Cash and cash equivalents at beginning of year                        46,580            40,836          34,447
Cash and cash equivalents at end of year                          $   60,272        $   46,580      $   40,836


Supplemental  disclosure of cash flow  information:
  Cash paid (refunded) during the year for:
      Interest                                                    $       16        $        2      $      119
      Income taxes                                                $    3,343        $   (2,070)     $   (4,294)


See accompanying notes to consolidated financial statements


                   Notes to Consolidated Financial Statements

Years ended September 30, 1996, 1995, 1994

(1) Summary of Significant Accounting Policies

ORGANIZATION
Advanced Logic Research, Inc., together with its wholly-owned subsidiaries, Advanced Logic Research International, Inc., ALR International (Pte) Ltd. ("ALR International"), Advanced Logic Research Inc. (U.K.) Limited and Advanced Logic Research (Deutschland) GmbH, herein referred to collectively as the "Company", designs, manufactures, markets and supports a broad line of microcomputer systems based on Intel's Pentium and Pentium Pro microprocessors. These operations comprise the Company's only business segment.

Wearnes Technology (Private) Limited ("Wearnes") holds approximately 39% of the Company's outstanding common stock.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Advanced Logic Research, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES
The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ from those estimates.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
During 1996, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," (SFAS 107). SFAS 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 1996, the carrying value of all financial instruments approximates fair value.

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

FOREIGN CURRENCY TRANSLATION
The Company uses the local currency as the functional currency for its international operations. Accordingly, assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during the year. The cumulative translation gain or loss is shown as an adjustment to stockholders' equity. During fiscal 1996, 1995 and 1994, the Company recorded foreign currency transaction gains (losses) of ($57,000), $30,000 and ($154,000), respectively.

Forward contracts are used by the Company to hedge certain portions of its foreign currency exposure resulting from exchange rate fluctuations and are not used to engage in speculation. At September 30, 1996, the Company had no forward contracts outstanding.

INCOME TAXES
The Company accounts for income taxes using the asset and liability method. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

NET INCOME (LOSS) PER SHARE
Net income (loss) per share is computed using the weighted average number of common shares and dilutive common stock options outstanding, at the average market price for the period, which are considered common stock equivalents. Fully diluted net income (loss) per share amounts are not presented because they approximate primary net income (loss) per share or are anti-dilutive.

CASH EQUIVALENTS
Cash equivalents are highly liquid investments with an original maturity of three months or less, consisting primarily of commercial paper, variable-rate demand notes, short-term government obligations and other money market instruments.

NEW ACCOUNTING STANDARDS Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), which is effective for the Company's fiscal 1997, encourages, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures to net income and income per share as if the fair-value based method of accounting had been applied. While the Company is still evaluating Statement No. 123, the Company currently expects to elect to continue to measure compensation cost under APBO No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, Statement No. 123 will have no impact on the Company's financial position or results of operations.

Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", (Statement No. 121), which is effective for the Company's fiscal 1997, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. Management believes that adoption of Statement No. 121 will not have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS
Certain   reclassifications   have  been  made  to  the  fiscal  1995  and  1994
consolidated financial statements to conform to the fiscal 1996 presentation.




(2) Inventories
         A summary of the components of inventories follows
         (in thousands):                                    September 30,
                                                        1996           1995
                  Raw materials and component parts   $ 6,281        $10,944
                  Work in process                       5,745          3,647
                  Finished goods                       11,411         12,497
                                                      $23,437        $27,088

(3) Equipment, Furniture and Fixtures
         Equipment, furniture and fixtures, at cost, consist of the following (in thousands):
                                                           September 30,
                                                        1996           1995
                  Machinery and equipment             $ 8,432        $ 8,211
                  Vehicles                                252            248
                  Furniture and fixtures                  997            958
                  Leasehold improvements                1,257          1,101
                                                       10,938         10,518
         Less accumulated depreciation
          and amortization                             (8,178)        (7,754)
                                                      $ 2,760        $ 2,764

(4) Transactions with Related Parties
         A summary of the payable to Wearnes' subsidiaries follows
         (in thousands):
                                                             September 30,
                                                         1996             1995
                  Wearnes Automation                  $   205        $    ---
                  Other Wearnes' subsidiaries              32             330
                                                      $   237        $    330

The balance payable to Wearnes' subsidiaries is due and payable 30 days from the shipment date. Total inventory purchases from Wearnes' subsidiaries during fiscal 1996, 1995 and 1994 were $3,000, $7,426,000 and $14,350,000, respectively.

(5) Accrued Expenses
         A summary of accrued expenses follows
         (in thousands):                                   September 30,
                                                        1996            1995
                  Accrued royalty                    $  3,332        $  2,903
                  Accrued warranty                      2,592           2,148
                  Accrued payroll                       2,098           1,755
                  Accrued co-operative advertising      1,693             700
                  Other                                 1,843           3,022
                                                     $ 11,558        $ 10,528

(6) Stockholders' Equity
During 1986, the Board of Directors authorized the granting of up to 714,000 shares of common stock for issuance to key individuals or the directors under an informal stock option program ("1986 Plan"). The options became exercisable at varying periods relative to the date of employment or the grant of the option. The options expired at the earlier of termination of employment or January 31, 1996.




The following is a summary of transactions under the 1986 Plan:
                                                      Number           Price
                                                     of shares       per share
         Options outstanding at September 30, 1993    108,735      $ .07 - 1.68
         Exercised                                    (60,053)       .07 - 1.68
         Options outstanding at September 30, 1994     48,682        .10 -  .42
         Exercised                                    (45,542)       .10 -  .42
         Options outstanding at September 30, 1995      3,140               .42
         Exercised                                     (3,140)              .42
         Options outstanding at September 30, 1996      ---        $        ---

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

The following is a summary of transactions under the Plan:
                                                      Number           Price
                                                     of shares       per share
         Options outstanding at September 30, 1993     807,053    $ 4.25 - 12.50
         Granted                                       351,000      3.38 - 3.625
         Exercised                                     (37,651)     4.25 -  6.25
         Canceled                                      (57,598)     3.38 - 12.50
         Options outstanding at September 30,  1994  1,062,804      3.38 - 11.00
         Granted                                       600,000              4.50
         Exercised                                    (137,482)     3.38 -  6.25
         Canceled                                      (34,483)     3.38 -  6.25
         Options outstanding at September 30, 1995   1,490,839      3.38 - 11.00
         Granted                                       600,000              7.00
         Exercised                                    (578,469)    3.38  -  6.25
         Canceled                                      (19,459)    3.38  -  4.50
         Options outstanding at September 30, 1996   1,492,911   $ 3.38  - 11.00

All options granted under the Plan are Nonqualified Options which were granted at an exercise price that approximated fair market value. As of September 30, 1996, 645,736 of the outstanding options are exercisable.

On August 13, 1990, the Board of Directors of the Company adopted the Director's Nonqualified Stock Option Plan ("Director's Plan") authorizing the registration of 60,000 shares of common stock for issuance to directors at an exercise price equal to the fair market value on the date the option is granted. In February 1996, the Director's Plan was amended to increase the number of shares of common stock for issuance to 120,000. The purpose of the Director's Plan is to provide incentives to participants for increased efforts and successful achievements on behalf of or in the interest of the Company while serving on the Company's Board of Directors. In each of fiscal 1996, 1995 and 1994, 10,000 shares were granted to the non-employee directors of ALR under the Director's Plan. During fiscal 1996 and 1994 no options were exercised. During fiscal 1995, 7,500 options were exercised. As of September 30, 1996, the number of options outstanding and exercisable under the Director's Plan was 62,500 at a price per share of $3.44 to $8.75. During fiscal 1996, 1995 or 1994 no options were canceled.

(7) Notes Payable to Banks
ALR International currently has lines of credit totaling approximately $4,300,000. The lines of credit bear interest at the lending bank's prime rate. At September 30, 1996 and 1995, ALR International had no outstanding borrowings against these lines of credit. The maximum and average amounts outstanding during fiscal 1996 were $1,416,000 and $413,000, respectively, with a weighted average interest rate of 4.34%. The maximum and average amounts outstanding during fiscal 1995 were $718,900 and $59,900, respectively, with a weighted average interest rate of 6.13%.

(8) Long-Term Debt
During June 1993, the Company entered into a three-year agreement with Heller Financial, Inc. providing the Company with a $15,000,000 revolving line of credit. The line is secured by the Company's assets and availability is subject to a borrowing base requirement. In October 1995, the Company signed an amendment to this existing credit agreement extending the expiration to August 1998 and reducing the borrowing rate to Prime, based on the Prime rate charged by Bank of America, from Prime plus 1%. A commitment fee of 0.50% per annum is paid on the unused portion of the revolving line of credit. The facility contains certain net worth, profitability, financial ratio and other covenants with which the Company was in compliance at September 30, 1996 and 1995. During fiscal 1996 and 1995, the Company had no outstanding borrowings against this line of credit.

(9) Income Taxes
The components of income (loss) before income taxes are as follows (in thousands):

         Year ended September 30,       1996            1995              1994
                  U.S.                $14,608         $ 4,005          $ (1,908)
                  Foreign                (471)          2,491             1,414
                                      $14,137         $ 6,496          $   (494)

Income tax expense (benefit) consists of the following (in thousands):

         Year ended September 30,       1996            1995              1994
                  Current:
                           Federal    $ 4,373         $ 1,603          $ (4,501)
                           State          463              29                 1
                                      $ 4,836         $ 1,632          $ (4,500)
                  Deferred:
                           Federal    $(1,413)        $  (261)         $  4,208
                           State         (718)            ---              ---
                                       (2,131)           (261)            4,208
                  Additional paid-in
                  capital from the
                  benefit of stock
                  options exercised       829             253               144
                                      $ 3,534        $  1,624          $   (148)




Total income tax expense (benefit) differs from the amount computed by applying the federal corporate income tax rate of 34% (35% for income greater than $10 million) to income (loss) before income taxes as follows (in thousands):


         Year ended September 30,                   1996      1995      1994
                  Computed expected income taxes
                    (benefit)                     $4,807     $2,209   $ (168)
                  Changes in valuation allowance  (1,675)       102      469
                  State income taxes, net of
                     federal income tax benefit      412         27        1
                  Effect of foreign operations       150       (486)    (278)
                  Tax exempt foreign sales
                     corporation income             (138)      (132)     (99)
                  Tax exempt interest income         (23)       (91)     (64)
                  Other                                1         (5)      (9)
                                                  $3,534     $1,624   $ (148)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of September 30, 1996 and September 30, 1995 are as follows (in thousands):

         Year ended September 30,                       1996            1995
                  Deferred tax liabilities:
                           Prepaid expenses            $  317          $ 333

                  Deferred tax assets:
                           Net operating loss
                              carryforwards             1,813           1,703
                           Inventories                  1,695           1,379
                           Warranty provisions            773             773
                           Allowance for doubtful
                              accounts                    583             601
                           Promotional and sales
                              allowances                  500             510
                           Other                          755             633
                                                        6,119           5,599
                  Valuation allowance                  (1,813)         (3,408)
                  Deferred tax assets                   4,306           2,191
                  Net deferred tax assets              $3,989          $1,858

The Company has recorded a valuation allowance in the amount set forth in the above table for certain deductible temporary differences for which it is not certain whether the Company will receive future tax benefit. The net decrease in the total valuation allowance for the year ended September 30, 1996 was $1,595,000. The change in the valuation allowance for the year ended September 30, 1996, was primarily due to the recognition of federal and state deferred tax assets based on taxable income generated in the current year and other potential sources of taxable income of an appropriate character. The Company believes that the remaining net deferred tax assets will more likely than not be realizable due to availability of the net operating loss carryback.

The Company has approximately $6,042,000 of net operating loss carryforwards in various foreign tax jurisdictions which can be utilized to offset the Company's future taxable earnings. These net operating loss carryforwards have no expiration dates.


(10) Operating Expenses
In 1988, the Company entered into a nonexclusive licensing agreement with IBM Corporation ("IBM") which enables the Company to make, use, lease, sell, manufacture or have manufactured certain products under patent with IBM. In 1996 the Company consummated a new nonexclusive fixed fee agreement with IBM which expires in December 1998. The new agreement still allows the Company to utilize certain patents. Under this agreement, the Company will pay a fixed fee royalty to IBM (see note 14). Royalty expense under this agreement for fiscal 1996, 1995 and 1994 was $5,125,000, $5,289,000 and $5,867,000, respectively.

In April 1991, the Company entered into a non-exclusive distribution agreement with Microsoft Corporation ("Microsoft") whereby the Company was granted the right to distribute specific Microsoft products. Royalty expense under this agreement for fiscal 1996, 1995 and 1994 was $2,802,000, $2,174,000 and
$1,971,000, respectively, which is included in cost of sales in the accompanying Consolidated Statements of Operations.

(11) Profit Sharing Plan
In September 1988, the Company established a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees are able to contribute from 3% to 15% of their compensation. The Company makes a matching contribution of 50% of the first 5% contributed by the employee and may, at its discretion, make additional contributions to the plan, up to a maximum of 15% of the employee's compensation. The Company's contribution to the Plan was approximately $264,000, $234,000 and $195,000 for fiscal 1996, 1995 and 1994, respectively.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112 ("SFAS No. 112"), "Employers Accounting for Postemployment Benefits" requiring accrual basis accounting for post employment benefits. The Company does not offer post employment benefits subject to guidelines established by SFAS No. 112. Accordingly, no provisions have been reflected in the Company's consolidated financial statements at September 30, 1996.






























(12) International Operations
The following table reflects information with respect to the Company's domestic and foreign operations (in thousands):

                                              North
                                             America         Asia          Europe        Elimination       Total

Year ended September 30, 1996
Sales to unaffiliated customers          $  155,736      $  39,212      $   22,907     $       ---     $ 217,855
Intercompany sales                           20,856           ---             ---         (20,856)           ---
         Net sales                       $  176,592      $  39,212      $   22,907     $  (20,856)     $ 217,855
         Net income (loss)               $   11,038      $     (38)     $     (432)    $       35      $  10,603
         Identifiable assets             $  102,892      $  15,941      $   11,460     $  (11,653)     $ 118,640

Year ended September 30, 1995
Sales to unaffiliated customers          $  128,858      $  32,945      $   30,576     $     ---       $ 192,379
Intercompany sales                           22,408           ---             ---         (22,408)          ---
Sales to affiliated customers                    28             18            ---            ---              46
         Net sales                       $  151,294      $  32,963      $   30,576     $  (22,408)     $ 192,425
         Net income (loss)               $    2,781      $   1,041      $    1,450     $     (400)     $   4,872
         Identifiable assets             $   90,022      $  14,569      $   14,317     $  (11,688)     $ 107,220

Year ended September 30, 1994
Sales to unaffiliated customers          $  116,403      $  40,348      $   25,997     $     ---       $ 182,748
Intercompany sales                           21,244           ---             ---         (21,244)          ---
Sales to affiliated customers                   163            476            ---            ---             639
         Net sales                       $  137,810      $  40,824      $   25,997     $  (21,244)     $ 183,387
         Net income (loss)               $   (1,840)     $     (79)     $    1,493     $       80      $    (346)
         Identifiable assets             $   83,701      $  14,087      $   11,430     $  (11,289)     $  97,929

The U.S. Company had export sales to unaffiliated customers of $15,266,000, $20,002,000 and $18,075,000 for fiscal 1996, 1995 and 1994, respectively.

During fiscal 1996, 1995 and 1994, no customer accounted for more than 10% of net sales.




















(13) Commitments and Contingencies
The Company leases its U.S. manufacturing and office facilities under noncancelable operating leases which expire in 1999. Additionally, office facility leases for the U.K. subsidiary expire in 2010, for the German subsidiary in 2002 and for the Singapore subsidiary in 1997. Rental expense for fiscal 1996, 1995 and 1994 amounted to $1,507,000, $1,685,000 and $1,931,000, respectively.

At September 30, 1996, future minimum rental payments under all noncancelable operating leases with terms in excess of one year are as follows (in thousands):

         Year ending September 30,
         1997                                                  $    1,606
         1998                                                         945
         1999                                                         735
         2000                                                         250
         2001                                                         250
         Thereafter                                                   436
                                                               $    4,222

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

(14) Subsequent Event
On November 26, 1996, the Company consummated an agreement to acquire a 20% interest (on a fully-diluted basis) in RouterWare, Inc. ("RouterWare"), a Newport Beach, California-based data communications products company, for $2.25 million cash. The agreement also calls for the Company to fund agreed-upon development projects with RouterWare over the next three years with a combined spending limit of $1.0 million.





















(15) Selected Quarterly Financial Data (unaudited)
The tables below set forth selected quarterly financial information for the years ended September 30, 1996 and 1995 (in thousands, except per share data):

                                              First        Second         Third        Fourth
                                            Quarter       Quarter       Quarter       Quarter            Year

         1996
         Net sales                        $   57,139    $   55,047     $   50,230    $   55,439     $   217,855
         Gross profit                         11,921        11,558         11,362        12,979          47,820
         Net income (1)                        2,360         2,014          2,196         4,033          10,603
         Net income per share             $     0.20    $     0.17     $    0.18     $     0.32     $      0.87

         1995
         Net sales                        $   45,718    $   47,359     $   45,951    $   53,397     $   192,425
         Gross profit                          8,053         8,429          9,159        10,319          35,960
         Net income                              649         1,058          1,177         1,988           4,872
         Net income per share             $     0.06    $     0.09     $     0.10    $     0.17     $      0.41

The sum of quarterly net income per share will not necessarily equal the annual amount since the calculations are based on the weighted average number of shares outstanding during each period.

(1) During the fourth quarter of fiscal 1996, the Company consummated a three year agreement with IBM Corporation. This agreement impacted the royalty expense accrual amount for calendar 1996 and resulted in a $1.2 million pretax reduction in royalty expense in the fourth quarter of fiscal 1996.

                                                                  SCHEDULE II


                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)



                                                Year ended September 30,
                                            1996         1995          1994

Allowance for doubtful accounts
Balance, beginning of year                 $1,999       $1,870        $3,158
  Additions (reductions) charged
   (credited) to expense                      223          310          (752)
  Reductions                                 (195)        (181)         (536)
Balance, end of year                       $2,027       $1,999        $1,870



Allowance for sales returns
Balance, beginning of year                 $2,800       $2,050       $2,150
  Net additions (reductions) charged
    (credited) to sales                    (1,100)         750         (100)
Balance, end of year                      $ 1,700       $2,800       $2,050



Allowance for price protection
Balance, beginning of year                $  324        $  225       $  ---
  Net additions charged to sales             123            99          225
Balance, end of year                      $  447        $  324       $  225

                                    PART III


         Certain information required by Part III is omitted from this report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held February 18, 1997 and the information included therein is incorporated herein by reference.


Item 10.          Directors and Executive Officers of the Registrant.

                  Information with respect to directors of ALR is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Company's Proxy Statement. Information with respect to executive officers of ALR is incorporated by reference from the information under the caption "Executive Officers" in the Company's Proxy Statement.


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

                                     PART IV


Item 14.         Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)      The following documents are filed as a part of this report:

         Financial Statements and Financial Statement Schedule -- See Index to Consolidated Financial Statements on page 20.

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

10.39 Third Amendment to Standard Form Lease (Single Tenant) dated November 14, 1996 between Registrant and The Irvine Company (10).

11. Statement Regarding the Computation of Per Share Earnings (Included on page 42.)

21. Subsidiaries of Registrant (7)

23.1 Consent of KPMG Peat  Marwick LLP

24.1 Power of Attorney (Included on page 41.)

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

(10) Filed herewith in response to Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 26th day of December, 1996.

                          ADVANCED LOGIC RESEARCH, INC.

                          By:  /s/ Eugene Lu
                               Eugene Lu,
                               Chairman of the Board of Directors,
                               President, and Chief Executive Officer

POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eugene Lu and Ronald J. Sipkovich, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 26, 1996.

Signature                                    Title

/s/ Eugene Lu                         Chairman of the Board
Eugene Lu                             of Directors, President,
                                      and Chief Executive Officer
                                      (Principal Executive Officer)

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

/s/ Chun Win Wong                     Director
Chun Win Wong

/s/ Philip A. Harding                 Director
Philip A. Harding

/s/ Therese E. Myers                  Director
Therese E. Myers

/s/ Kenneth W. Simonds                Director
Kenneth W. Simonds


                                                                   EXHIBIT 11



                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                (Amounts in thousands, except per share amounts)



                                                                         Year ended September 30,

                                                                     1996             1995              1994
Primary earnings per share:-

Shares used in computing earnings per share:
Weighted average number of shares outstanding                        11,969           11,512          11,434
Incremental shares attributed to outstanding options                    280              238             -
                                                                     12,249           11,750          11,434
Earnings:
         Net income                                                $ 10,603          $ 4,872          $ (346)


Net income per common and common equivalent share                   $  0.87          $ 0.41          $ (0.03)




Earnings per share - assuming full dilution:-

Shares used in computing earnings per share:
Weighted average number of shares outstanding                        11,969           11,512          11,434
Incremental shares attributed to outstanding options                    320              419             -
                                                                     12,289           11,931          11,434

Earnings:
         Net income                                                 $10,603          $ 4,872          $ (346)


Net income per common and common equivalent share                   $  0.86          $ 0.41          $ (0.03)

