Form 10-Q
period 1996-12-31
ADVANCED LOGIC RESEARCH INC
filed 1997-02-14
CIK 861289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


                                   (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996
                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


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


There were 12,491,952 shares of the Registrant's Common Stock, par value $.01 per share, outstanding on January 31, 1997.

                          Advanced Logic Research, Inc.
                                      Index
                                                                         Page
Part I.   Financial Information

         Item 1. Financial Statements

                  Consolidated Balance Sheets at December 31, 1996
                   and September 30, 1996                                  3

                  Consolidated Statements of Operations for the three
                   months ended December 31, 1996 and 1995                 4

                  Consolidated Statements of Cash Flows for the
                   three months ended December 31, 1996 and 1995           5

                  Notes to Unaudited Consolidated Financial Statements     6

         Item 2. Management's Discussion and Analysis of Consolidated
                     Financial Condition and Results of Operations         7


Part II. Other Information

         Item 5. Other Information                                        14

         Item 6. Exhibits and Reports on Form 8-K                         14


Signatures                                                                15


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements



                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                (unaudited)
                                                                               December 31,       September 30,
ASSETS                                                                             1996               1996
----------------------------------------------------------------------------------------------------------

Current assets:
   Cash and cash equivalents                                                      $61,167           $60,272
   Trade accounts receivable, less allowance for doubtful accounts of $2,177 and $2,027 at December 31, 1996 and
       September 30, 1996, respectively                                            28,151            25,849
   Inventories                                                                     30,183            23,437
   Prepaid expenses and other assets                                                1,521             1,868
   Deferred income taxes                                                            4,236             3,989
                                                                              -----------------------------
          Total current assets                                                    125,258           115,415
Equipment, furniture and fixtures, net                                              2,915             2,760
Other assets                                                                        2,678               465
                                                                              -----------------------------
                                                                                 $130,851          $118,640
                                                                              =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $13,987            $7,198
   Payable to affiliates                                                              192               237
   Accrued expenses                                                                12,823            11,558
   Income taxes                                                                     2,257             2,869
                                                                              -----------------------------
         Total current liabilities                                                 29,259            21,862
                                                                              -----------------------------

Stockholders' equity:
   Preferred stock, $.01 par value; 2,500,000
       shares authorized; none issued                                                   -                 -
   Common stock, $.01 par value; 25,000,000 shares
       authorized; 12,454,270 and 12,250,480 issued and outstanding
       at December 31, 1996 and September 30, 1996, respectively                      125               123
   Additional paid-in capital                                                      59,377            57,924
   Retained earnings                                                               40,613            37,406
   Adjustments for foreign currency translation                                     1,477             1,325
                                                                              -----------------------------
          Total stockholders' equity                                              101,592            96,778
                                                                              -----------------------------
                                                                                 $130,851          $118,640
                                                                              =============================

See accompanying notes to consolidated financial statements.




                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (unaudited)




                                                                                        Three Months Ended
                                                                                          December 31,
                                                                                      1996              1995

Net sales                                                                            $56,416           $57,139
Cost of sales                                                                         43,128            45,218
                                                                                   ---------------------------
          Gross profit                                                                13,288            11,921

Operating expenses:
   Selling, general and administrative                                                 6,622             6,712
   Engineering, research and development                                               1,503             1,270
   Royalty expense, net                                                                1,291             1,429
                                                                                   ---------------------------
          Total operating expenses                                                     9,416             9,411
                                                                                   ---------------------------

          Operating income                                                             3,872             2,510

Interest income                                                                          859               650
Interest expense                                                                        (15)              (13)
                                                                                   ---------------------------

          Income before taxes                                                          4,716             3,147

Provision for income taxes                                                             1,509               787
                                                                                   ---------------------------

          Net income                                                                  $3,207            $2,360
                                                                                   ===========================



Net income per common and common equivalent share                                      $0.25             $0.20
                                                                                   ===========================

Common and common equivalent shares
 used in per share calculation                                                        12,768            12,027
                                                                                   ===========================


See accompanying notes to consolidated financial statements.




                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                      Three Months Ended
                                                                                          December 31,
                                                                                     1996                1995
Cash flows from operating activities:
   Net income                                                                      $3,207               $2,360
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                  306                  413
       Provision for losses on accounts receivables                                   164                   61
       Deferred income tax benefit                                                  (247)                (112)

Change in assets and liabilities:
      Trade accounts receivable                                                   (2,327)              (1,506)
      Inventories                                                                 (6,622)              (6,694)
      Prepaid expenses and other assets                                               398                  459
      Accounts payable                                                              6,741                3,155
      Accrued expenses                                                              1,232                  704
      Payable to affiliates                                                          (45)                 (15)
      Income taxes                                                                  (612)                  310
                                                                                 -----------------------------
          Net cash provided by (used in) operating activities                       2,195                (865)
                                                                                 -----------------------------

Cash flows from investing activities -
   Purchase of equipment, furniture and fixtures                                    (456)                (547)
                                                                                 -----------------------------

Cash flows from financing activities -
   Minority investment in RouterWare, Inc.                                        (2,250)                    -
   Net borrowings from banks                                                            -                1,405
   Issuance of stock under stock option plan                                        1,455                  272
                                                                                 -----------------------------
         Net cash (used in) provided by financing activities                        (795)                1,677
                                                                                 -----------------------------

Effect of foreign exchange rate change on cash                                       (49)                   11
                                                                                 -----------------------------
          Net increase in cash and cash equivalents                                   895                  276


Cash and cash equivalents at beginning of period                                   60,272               46,580
                                                                                 -----------------------------
Cash and cash equivalents at end of period                                        $61,167              $46,856
                                                                                 =============================


Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
          Interest                                                                    $15              $     -
          Income taxes                                                             $1,836                 $348
--------------------------------------------------------------------------------------------------------------

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

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's 1996 Form 10-K as filed with the Securities and Exchange Commission on December 26, 1996.

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

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and consist of the following (in thousands):

                                                                     December 31,          September 30,
                                                                         1996                  1996
Raw materials and component parts                                      $11,172                $6,281
Work in process                                                          8,211                 5,745
Finished goods                                                          10,800                11,411
                                                                     ---------            ----------
                                                                       $30,183               $23,437
                                                                       =======               =======

Page 16 Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Results of Operations:

The following table presents the results of operations for the Company for the period indicated as a percentage of net sales.


                                                                                      Three Months Ended
                                                                                          December 31,
                                                                                    1996                  1995

Net sales                                                                             100.0%            100.0%
Cost of sales                                                                          76.4%             79.1%
                                                                                   ---------------------------
          Gross profit                                                                 23.6%             20.9%

Operating expenses:
   Selling, general and administrative                                                 11.7%             11.8%
   Engineering, research and development                                                2.7%              2.2%
   Royalty expense, net                                                                 2.3%              2.5%
                                                                                   ---------------------------
          Total operating expenses                                                     16.7%             16.5%
                                                                                   ---------------------------

          Operating income                                                              6.9%              4.4%

Interest income, net                                                                    1.5%              1.1%
                                                                                   ---------------------------

          Income before taxes                                                           8.4%              5.5%

Provision for income taxes                                                              2.7%              1.4%
                                                                                   ---------------------------

          Net income                                                                    5.7%              4.1%
                                                                                   ===========================


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

Net Sales

                                                      Three Months Ended December 31
                                                         1996             1995           % Inc./(Dec.)
(In thousands)
Net sales by distribution channel
   VARs and dealers                                     $33,822           $35,982             (6%)
   Direct                                                10,145            10,678             (5%)
   OEM                                                    9,154             5,656              62%
   Distributors and others                                3,295             4,823            (32%)
                                                      ---------         ---------            -----
     Total                                              $56,416           $57,139             (1%)
                                                        =======           =======           ======

Net sales by geographic location
   U.S.                                                 $35,101           $35,297             (1%)
   International                                         21,315            21,842             (2%)
                                                       --------          --------           ------
     Total                                              $56,416           $57,139             (1%)
                                                        =======           =======           ======

Net sales for first quarter fiscal 1997 decreased by 1% to $56.4 million from $57.1 million for first quarter fiscal 1996. For this period, sales to U.S. customers decreased by 1% to $35.1 million and sales to international customers decreased by 2% to $21.3 million. An industry-wide shortage of Intel's Pentium Pro processors and a transition in the Company's high-end desk-top product line were the predominant reasons for the slight decline in net sales for first quarter fiscal 1997 compared to first quarter fiscal 1996.

The 62% increase in sales to OEM customers for first quarter fiscal 1997 compared to first quarter fiscal 1996 was principally driven by the addition of Data General in September 1996 as a customer for the Company's high-end servers complementing the Company's existing relationship with Unisys. Sales to OEM customers represented 16% of net sales for first quarter fiscal 1997 compared to 10% of net sales in the comparable year-ago quarter.

The decline in sales to the Company's other principal channels of distribution for first quarter fiscal 1997 compared to first quarter fiscal 1996, was principally due to a product transition occurring in the Company's high-end Pentium Pro-based desk-top systems. The decline in sales of the Company's high-end desk-top systems negated the continued growth in sales of the Company's servers. The Company's continued focus on servers and a demand for system configurations which include more memory, larger disk drives and additional peripherals resulted in an increase in the average system selling price for first quarter fiscal 1997 to $2,536 compared to $2,183 for first quarter fiscal 1996.

Gross Profit

                                                        Three Months Ended December 31,
                                                            1996                1995
(In thousands)
Net sales                                                  $56,416             $57,139
Gross profit                                                13,288              11,921
Percentage of net sales                                      23.6%               20.9%

Gross profit margins for the three months ended December 31, 1996 improved to 23.6% from 20.9% for the corresponding period in fiscal 1996. The continued shift in sales to servers favorably impacted gross profit margins since these systems typically generate greater gross profit margins than the Company's other systems. Lower component costs, particularly on memory, disk drives and motherboards, from effective component sourcing and engineering design changes also contributed to improving gross profit margins.

Operating Expenses
Selling, General and Administrative.

                                                        Three Months Ended December 31,
                                                            1996                1995
(In thousands)
Net sales                                                  $56,416             $57,139
Selling, general and
   administrative expenses                                   6,622               6,712
Percentage of net sales                                      11.7%               11.8%

The $90,000 decline in selling, general and administrative expenses for first quarter fiscal 1997 compared to first quarter fiscal 1996 was principally the result of a $77,000 foreign exchange gain for first quarter fiscal 1997 compared to a foreign exchange loss of $161,000 for first quarter fiscal 1996. The foreign exchange gain for fiscal 1997 was primarily due to a strengthening of the Pound Sterling against the U.S. Dollar during the period. In addition, product advertising and trade show expenses declined by $184,000 in first quarter fiscal 1997 compared to the similar prior year period. Partially offsetting these declines were higher payroll and personnel-related expenses associated with a 5% increase in sales and administrative personnel. As a percentage of net sales selling, general and administrative expenses declined to 11.7% for first quarter fiscal 1997 compared to 11.8% for first quarter fiscal 1996.







Engineering, Research and Development.

                                                        Three Months Ended December 31,
                                                            1996                1995
(In thousands)
Net sales                                                  $56,416             $57,139
Engineering, research and
   development expenses                                      1,503               1,270
Percentage of net sales                                       2.7%                2.2%

Engineering, research and development expenses increased by 18% to $1.5 million for the three months ended December 31, 1996 from $1.3 million for the comparable prior fiscal period. Increases in payroll and payroll-related costs associated with a 13% increase in personnel and higher engineering material expense from ongoing product development and enhancement principally accounted for the increase. The 18% increase in engineering, research and development expenses coupled with the 1% decline in sales resulted in increasing engineering, research and development expenses to 2.7% of net sales for first quarter fiscal 1997 compared to 2.2% of net sales for the similar year-ago period.

Royalty Expense, Net
Net royalty expense for the first quarter fiscal 1997 decreased to $1.3 million or 2.3% of net sales from $1.4 million or 2.5% of net sales for the comparable year-ago period. The decline was primarily the result of the modified three year fixed fee agreement with IBM Corporation completed in the fourth quarter of fiscal 1996.

Interest Income, Net
For the three months ended December 31, 1996, the Company had net interest income of $0.8 million compared to $0.6 million for the three months ended December 31, 1995. The increase in net interest income was principally the result of a higher cash and cash equivalent balance during the first quarter fiscal 1997.

Income Taxes
For first quarter fiscal 1997, the Company recorded an effective income tax rate of 32% of pretax income compared to 25% for first quarter fiscal 1996. The change in the effective tax rates between fiscal 1997 and 1996 was principally attributable to utilization of certain net operating loss carryforwards in fiscal 1996 and changes in the earnings mix among the Company's subsidiaries located in various taxing jurisdictions.

Liquidity and Capital Resources

                                                      December 31, 1996                 September 30, 1996
                                                      -----------------                 ------------------
(In thousands)
Cash and cash equivalents                                 $61,167                             $60,272
Working capital                                            95,999                              93,553
Current ratio                                                 4.3                                 5.3
Stockholders' equity                                      101,592                              96,778

The Company's cash and cash equivalents increased by $0.9 million to $61.2 million at December 31, 1996 compared to $60.3 million at September 30, 1996. Operating activities generated $2.2 million while the exercise of stock options generated $1.5 million. Disbursements for the three month period included the purchase of equipment, furniture and fixtures totaling $0.5 million and a $2.25 million cash investment for a 20% minority interest in RouterWare, Inc.

Operating cash flows for the first three months of fiscal 1997 benefited from an increase in accounts payable which was related to the timing of inventory purchases and subsequent payments. Offsetting this was an increase in inventories and a slight deterioration in collection efficiency. An increase in safety stock of key parts, components and certain finished systems along with the purchase of components associated with new products accounted for the growth in inventories.

The Company's primary credit facility continues to be a $15.0 million revolving line with Heller Financial, Inc. which expires in August 1998. The line is secured by the Company's assets and availability is subject to a borrowing base requirement. The facility contains certain net worth, profitability, financial ratio and other covenants with which the Company was in compliance during the first three months of fiscal 1997. The Company has not borrowed against this credit line.

In addition, ALR International, the Company's subsidiary in Singapore, has unsecured, uncommitted revolving credit lines of approximately $4.3 million which are used to supplement its working capital requirements. At December 31, 1996, ALR International had no borrowings against these lines of credit.

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

The Company generally utilizes standard parts and components available from multiple vendors. However, certain parts and components used in the Company's systems are available from a single source. If the Company is unable to obtain sufficient quantities of Pentium Pro processors or any other single-sourced components, the Company will experience delays in product shipments.

Although vendor component costs have generally decreased a change in market conditions brought about by increased demand for these components could result in price increases which would adversely affect the Company's gross profit margins and profitability.

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

Part II. Other Information

Item 5. Other Information

Effective February 3, 1997, David Kirkey resigned his position as Vice President, Sales and Director of European Operations to pursue other interests. The Company has commenced a search for a replacement.

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

                          ADVANCED LOGIC RESEARCH, INC.
                                  (Registrant)


Date: February 14, 1997             \s\ Eugene Lu
                                    ------------------------------------------
                                    Eugene Lu
                                    Chairman, President and Chief
                                    Executive Officer



Date: February 14, 1997             \s\ Ron Sipkovich
                                    ------------------------------------------
                                    Ronald J. Sipkovich
                                    Vice President, Finance and
                                    Administration, Chief Financial
                                    Officer and Secretary
                                    (principal financial officer)