Form 10-Q
period 1997-03-31
ADVANCED LOGIC RESEARCH INC
filed 1997-05-15
CIK 861289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                       OR

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

There were 12,542,337 shares of the Registrant's Common Stock, par value $.01 per share, outstanding on May 2, 1997.

                          Advanced Logic Research, Inc.
                                      Index


                                                                        Page
Part I.   Financial Information

         Item 1. Financial Statements

                  Consolidated Balance Sheets at March 31, 1997
                   and September 30, 1996                                 3

                  Consolidated Statements of Operations for the three
                   and six months ended March 31, 1997 and 1996           4

                  Consolidated Statements of Cash Flows for the
                   six months ended March 31, 1997 and 1996               5

                  Notes to Unaudited Consolidated Financial Statements    6

         Item 2. Management's Discussion and Analysis of Consolidated
                     Financial Condition and Results of Operations        8


Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders     15

         Item 6. Exhibits and Reports on Form 8-K                        16


Signatures                                                               17


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements



                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                (unaudited)
                                                                                 March 31,        September 30,
ASSETS                                                                             1997               1996
----------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                      $58,147           $60,272
   Trade accounts receivable, less allowance for doubtful accounts of $2,121 and $2,177 at March 31, 1997 and
       September 30, 1996, respectively                                            29,504            25,849
   Inventories                                                                     29,357            23,437
   Prepaid expenses and other assets                                                1,436             1,868
   Deferred income taxes                                                            4,163             3,989
                                                                              -----------------------------
          Total current assets                                                    122,607           115,415
Equipment, furniture and fixtures, net                                              3,229             2,760
Other assets                                                                        2,650               465
                                                                              -----------------------------
                                                                                 $128,486          $118,640
                                                                              =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $10,345            $7,198
   Payable to affiliates                                                              196               237
   Accrued expenses                                                                12,496            11,558
   Income taxes                                                                       963             2,869
                                                                              -----------------------------
         Total current liabilities                                                 24,000            21,862
                                                                              -----------------------------

Stockholders' equity:
   Preferred stock, $.01 par value; 2,500,000
       shares authorized; none issued                                                   -                 -
   Common stock, $.01 par value; 25,000,000 shares
       authorized; 12,502,976 and 12,250,480 issued and outstanding
       at March 31, 1997 and September 30, 1996, respectively                         125               123
   Additional paid-in capital                                                      59,884            57,924
   Retained earnings                                                               43,786            37,406
   Adjustments for foreign currency translation                                       691             1,325
                                                                              -----------------------------
          Total stockholders' equity                                              104,486            96,778
                                                                              -----------------------------
                                                                                 $128,486          $118,640
                                                                              =============================

See accompanying notes to consolidated financial statements.


                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (unaudited)



                                                     Three Months Ended                  Six Months Ended
                                                          March 31,                          March 31,
                                               ----------------------------         --------------------------
                                                 1997                1996              1997               1996
                                               ----------------------------         --------------------------
Net sales                                       $55,387             $55,047          $111,803           $112,186
Cost of sales                                    42,276              43,489            85,404             88,707
                                               ----------------------------         ----------------------------
          Gross profit                           13,111              11,558            26,399             23,479

Operating expenses:
   Selling, general and administrative            6,253               6,228            12,875             12,940
   Engineering, research and development          1,453               1,373             2,956              2,643
   Royalty expense, net                           1,280               1,902             2,571              3,331
                                               ----------------------------         ----------------------------
          Total operating expenses                8,986               9,503            18,402             18,914
                                               ----------------------------         ----------------------------

          Operating income                        4,125               2,055             7,997              4,565

Interest income                                     767                 652             1,626              1,302
Interest expense                                   (11)                (22)              (26)               (35)
                                               ----------------------------         ----------------------------

          Income before taxes                     4,881               2,685             9,597              5,832

Provision for income taxes                        1,708                 671             3,217              1,458
                                               ----------------------------         ----------------------------

          Net income                             $3,173              $2,014            $6,380             $4,374
                                               ============================         ============================



Net income per common and
   common equivalent share                        $0.25               $0.17             $0.50              $0.36
                                               ============================         ============================

Common and common equivalent shares
 used in per share calculation                   12,831              12,107            12,798             12,066
                                               ============================         ============================

See accompanying notes to consolidated financial statements.


                 ADVANCED LOGIC RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                       Six Months Ended
                                                                                            March 31,
                                                                                    1997                1996
Cash flows from operating activities:
   Net income                                                                      $6,380               $4,374
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                                                  612                  744
       Loss on disposal of equipment                                                    -                  108
       Provision for losses on accounts receivables                                   249                  111
       Deferred income tax benefit                                                  (174)                (626)

Change in assets and liabilities:
      Trade accounts receivable                                                   (4,287)              (5,172)
      Inventories                                                                 (6,289)                (951)
      Prepaid expenses and other assets                                               475                  483
      Accounts payable                                                              3,205              (2,488)
      Accrued expenses                                                              1,039                1,435
      Payable to affiliates                                                          (41)                (115)
      Income taxes                                                                (1,906)                (319)
                                                                                 -----------------------------
          Net cash used in operating activities                                     (737)              (2,416)
                                                                                 -----------------------------

Cash flows from investing activities:
   Minority investment in RouterWare, Inc.                                        (2,250)                    -
   Purchase of equipment, furniture and fixtures                                  (1,114)                (908)
                                                                                 -----------------------------
          Net cash used in investing activities                                   (3,364)                (908)
                                                                                 -----------------------------

Cash flows from financing activities -
          Issuance of stock under stock option plan                                 1,962                1,491
                                                                                 -----------------------------

Effect of foreign exchange rate change on cash                                         14                   43
                                                                                 -----------------------------
          Net decrease in cash and cash equivalents                               (2,125)              (1,790)


Cash and cash equivalents at beginning of period                                   60,272               46,580
                                                                                 -----------------------------
Cash and cash equivalents at end of period                                        $58,147              $44,790
                                                                                 =============================


Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
          Interest                                                                    $26                  $36
          Income taxes                                                             $4,735               $1,887
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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement will be effective beginning in the Company's first quarter ended December 31, 1997, and accordingly, the financial statements for such quarter will include a restatement of historical earnings per share to conform to the requirements of SFAS No. 128. The Company has not yet determined the impact of implementation of SFAS No. 128.

Cash Equivalents
Cash equivalents are highly liquid investments with an original maturity of three months or less, consisting primarily of commercial paper, variable-rate demand notes, short-term government obligations and other money market instruments.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and consist of the following (in thousands):

                                                                       March 31,           September 30,
                                                                         1997                  1996
Raw materials and component parts                                      $10,402                $6,281
Work in process                                                          6,450                 5,745
Finished goods                                                          12,505                11,411
                                                                      --------              --------
                                                                       $29,357               $23,437
                                                                       =======               =======

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Results of Operations:

The following table presents the results of operations for the Company for the period indicated as a percentage of net sales.

                                                     Three Months Ended                  Six Months Ended
                                                          March 31,                          March 31,
                                               ----------------------------         ---------------------------
                                                 1997                1996              1997               1996
                                               ----------------------------         ---------------------------
Net sales                                        100.0%              100.0%            100.0%             100.0%
Cost of sales                                     76.3%               79.0%             76.4%              79.1%
                                               ----------------------------         ----------------------------
          Gross profit                            23.7%               21.0%             23.6%              20.9%

Operating expenses:
   Selling, general and administrative            11.3%               11.3%             11.5%              11.4%
   Engineering, research and development           2.6%                2.5%              2.6%               2.4%
   Royalty expense, net                            2.3%                3.5%              2.3%               3.0%
                                               ----------------------------         ----------------------------
          Total operating expenses                16.2%               17.3%             16.4%              16.8%
                                               ----------------------------         ----------------------------

          Operating income                         7.5%                3.7%              7.2%               4.1%

Interest income, net                               1.3%                1.1%              1.4%               1.1%
                                               ----------------------------         ----------------------------

          Income before taxes                      8.8%                4.8%              8.6%               5.2%

Provision for income taxes                         3.1%                1.1%              2.9%               1.3%
                                               ----------------------------         ----------------------------

          Net income                               5.7%                3.7%              5.7%               3.9%
                                               ============================         ============================


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

Net Sales

                                       Three Months Ended March 31,                Six Months Ended March 31,
                                                               % Inc./                                     % Inc./
                                      1997         1996        (Dec.)             1997         1996        (Dec.)
                                      ----         ----        ------             ----         ----        ------
(In thousands)
Net sales by distribution channel
   VARs and dealers                  $30,328       $34,397        (12%)          $64,150      $70,379          (9%)
   Direct                              7,747        11,654        (34%)           17,892       22,332         (20%)
   OEM                                14,838         5,075         192%           23,992       10,731          124%
   Distributors and others             2,474         3,921        (37%)            5,769        8,744         (34%)
                                   ---------     ---------                    ----------  -----------
     Total                           $55,387       $55,047           1%         $111,803     $112,186            -%
                                     =======       =======                      ========     ========

Net sales by geographic location
   U.S.                              $37,221       $33,880          10%          $72,322      $69,177            5%
   International                      18,166        21,167        (14%)           39,481       43,009          (8%)
                                    --------      --------                    ----------   ----------
     Total                           $55,387       $55,047           1%         $111,803     $112,186            -%
                                     =======       =======                      ========     ========

Net sales for the six months ended March 31, 1997 decreased by 0.3% to $111.8 million compared to $112.2 million for the six months ended March 31, 1996. For this period, sales to OEM customers increased to $24.0 million compared to $10.7 million for the similar prior year period. This growth was principally driven by the addition of Data General in September 1996 as an OEM customer for the Company's high-end servers complementing the Company's existing OEM relationship with Unisys. Consequently, sales of the Company's servers increased to represent 51% of net sales for the six month period ended March 31, 1997 compared to 32% of net sales for the comparable prior year period.

Despite the growth in sales of the Company's servers during the first half of fiscal 1997 compared to fiscal 1996, this growth was slowed by an industry-wide shortage of Intel's Pentium Pro 200/512K cache CPUs during late calendar 1996 and early 1997. This shortage caused delays in shipments to some customers and cancellation of some time sensitive orders.

Fostering the slight decline in sales during this six month period were product transitions in the Company's mid-range and high-end desk-top product lines to include the latest CPU offerings and certain other features. Delays in the release of these new products contributed to a decline in sales of the Company's mid-range and high-end desk-top systems compared to the first half of fiscal 1996. Also contributing to the decline in sales was the strengthening of the U.S. dollar against European currencies, principally the German DM, during the first three months of calendar 1997.

Principally because of the growth in sales to OEM customers, sales to U.S. customers grew by 5% to $72.3 million and represented 65% of net sales for the first half of fiscal 1997 compared to 62% of net sales for the first half of fiscal 1996. Sales to international customers during this period declined by 8% to $39.5 million compared $43.0 million for the similar prior year period. The 8% decline in sales to international customers principally occurred due to the termination of an OEM agreement with Siemens Nixdorf, Germany during fiscal 1996 and the strengthening of the U.S. dollar against European currencies.

For second quarter fiscal 1997, net sales increased by 1% to $55.4 million from $55.0 million for second quarter fiscal 1996. For this period, sales to OEM customers increased to $14.8 million compared to $5.1 million for the similar prior year period driven by the addition of Data General as an OEM customer in September 1996. Sales to the Company's other principal channels of distribution decreased due to the above mentioned product transition which adversely affected sales of the Company's mid-range and high-end desk-top systems and the strengthening of the U.S. dollar against European currencies. The strengthening of the U.S. dollar against European currencies accounted for approximately 2% of the decline in international sales for the second quarter of fiscal 1997.

Gross Profit

                                               Three Months                                 Six Months
                                              Ended March 31,                             Ended March 31,
                                           1997              1996                      1997              1996
(In thousands)
Net sales                                 $55,387         $55,047                     $111,803       $112,186
Gross profit                               13,111          11,558                       26,399         23,479
Percentage of net sales                     23.7%           21.0%                        23.6%          20.9%

For the six months ended March 31, 1997, gross profit margins improved to 23.6% from 20.9% for the six months ended March 31, 1996. The continued shift in sales to the Company's servers, since these systems typically generate greater gross profit margins than the Company's other systems, and lower component costs on certain key components were the predominate reasons for the improvement in gross profit margins. As stated previously servers represented 51% of net sales for the first six months of fiscal 1997 compared to 32% of net sales for the first six months of fiscal 1996.

Gross profit margins for the three months ended March 31, 1997 improved to 23.7% from 21.0% for the corresponding period in fiscal 1996. The continued shift in sales to servers favorably impacted gross profit margins. Lower component costs, particularly on CPUs and engineering design changes also contributed to improving gross profit margins.

Operating Expenses
Selling, General and Administrative.

                                               Three Months                                 Six Months
                                              Ended March 31,                             Ended March 31,
                                          1997              1996                      1997              1996
(In thousands)
Net sales                                 $55,387         $55,047                     $111,803       $112,186
Selling, general and
   administrative expenses                  6,253           6,228                       12,875         12,940
Percentage of net sales                     11.3%           11.3%                        11.5%          11.4%

For the six months ended March 31, 1997, selling, general and administrative expenses were unchanged at $12.9 million from the similar period of fiscal 1996. Increases in payroll and other personnel-related expenditures associated with the addition of sales personnel were offset by slight declines in co-operative and product advertising expenditures. The decline in co-operative advertising expense was related to the decline in sales to resellers, dealers and distributors for the six months ended March 31, 1997 compared to the similar prior year period while the decline in product advertising expenditures was related to new product announcements and launches.

Selling, general and administrative expenses for second quarter fiscal 1997 were unchanged compared to second quarter fiscal 1996. Again, greater payroll expenses associated with the addition of sales staff were offset by slight declines in co-operative and product advertising expenses.

Engineering, Research and Development.

                                               Three Months                                 Six Months
                                              Ended March 31,                             Ended March 31,
                                          1997              1996                      1997              1996
(In thousands)
Net sales                                 $55,387         $55,047                     $111,803       $112,186
Engineering, research and
   development expenses                     1,453           1,373                        2,956          2,643
Percentage of net sales                      2.6%            2.5%                         2.6%           2.4%

For the six months ended March 31, 1997, engineering, research and development expenses increased by 12% to $3.0 million from $2.6 million for the comparable year-ago period. This growth was attributed to an increase in engineering personnel and greater engineering material expense associated with continued product development and enhancement. The 12% growth in engineering, research and development expenses coupled with flat sales resulted in increasing engineering, research and development expenses to 2.6% of net sales for the six months ended March 31, 1997 from 2.4% of net sales for the six months ended March 31, 1996.

Engineering, research and development expenses increased by 6% to $1.5 million for the three months ended March 31, 1997 from $1.4 million for the comparable prior fiscal period. Again, increases in payroll and payroll-related costs associated with an increase in personnel and greater engineering material expense from ongoing product development and enhancement principally accounted for the increase.

Royalty Expense, Net
For the six months ended March 31, 1997 net royalty expense was 2.3% of net sales compared to 3.0% for the six months ended March 31, 1996. Net royalty expense for the three months ended March 31, 1997 decreased to 2.3% of net sales from 3.5% for the corresponding period of fiscal 1996. The decline in fiscal 1997 royalty rates for both the three and six month periods compared to the similar periods of fiscal 1996 was principally the result of the modified three year fixed fee agreement with IBM Corporation completed in 1996.

Interest Income, Net
For the three and six month periods ended March 31, 1997, the Company had net interest income of $0.8 million and $1.6 million, respectively, compared to $0.6 million and $1.3 million for the three month and six month periods ended March 31, 1996. The increase in net interest income for fiscal 1997 was principally the result of a higher cash and cash equivalent balance compared to fiscal 1996.

Income Taxes
For second quarter fiscal 1997, the Company recorded a provision for income taxes at an effective income tax rate of 35.0% of pretax income compared to 25.0% for second quarter fiscal 1996. For the six months ended March 31, 1997, the effective income tax rate was 33.5% of pretax income compared to 25.0% for similar period of fiscal 1996. The change in the effective tax rates between fiscal 1997 and 1996 was principally attributable to utilization of certain net operating loss carryforwards in fiscal 1996 and changes in the earnings mix among the Company's subsidiaries located in various taxing jurisdictions.

Liquidity and Capital Resources
                            March 31, 1997                   September 30, 1996
                            --------------                   ------------------
(In thousands)
Cash and cash equivalents        $58,147                             $60,272
Working capital                   98,607                              93,553
Current ratio                        5.1                                 5.3
Stockholders' equity             104,486                              96,778

The Company's cash and cash equivalents decreased by $2.1 million to $58.1 million at March 31, 1997 compared to $60.2 million at September 30, 1996. Operating activities used $0.7 million while the exercise of stock options generated $2.0 million. Disbursements for the six month period included the purchase of equipment, furniture and fixtures totaling $1.1 million and a $2.25 million cash investment for a minority interest in RouterWare, Inc.

Operating cash flows for the first six months of fiscal 1997 were negatively impacted by an increase in inventories caused by an increase in safety stock of key parts, components and certain finished systems along with the purchase of components associated with new products. Consequently, inventory turns at March 31, 1997 decreased to 5.8 compared to 7.3 at September 30, 1996. An increase in accounts receivables also adversely affected operating cash flows. Average sales days outstanding increased to 48 days at March 31, 1997 from a record 43 days at September 30, 1996. Partially offsetting these impacts was an increase in accounts payable which was related to the timing of inventory purchases and subsequent payments.

The Company's primary credit facility continues to be a $15.0 million revolving line with Heller Financial, Inc. which expires in August 1998. The line is secured by the Company's assets and availability is subject to a borrowing base requirement. The facility contains certain net worth, profitability, financial ratio and other covenants with which the Company was in compliance during the first six months of fiscal 1997. The Company has not borrowed against this credit line.

In addition, ALR International, the Company's subsidiary in Singapore, has unsecured, uncommitted revolving credit lines of approximately $4.3 million which are used to supplement its working capital requirements. At March 31, 1997, ALR International had no borrowings against these lines of credit.

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

The Company generally utilizes standard parts and components available from multiple vendors. However, certain parts and components used in the Company's systems are available from a single source. If the Company is unable to obtain sufficient quantities of any single-sourced components, it will experience delays in product shipments.

Although vendor component costs have generally decreased over time, a change in market conditions brought about by increased demand for these components could result in price increases which would adversely affect the Company's gross profit margins and profitability.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on February 18, 1997 in Newport Beach, California. All matters submitted to a vote of the Company's stockholders were described in the Company's Proxy Statement dated January 21, 1997. Matters submitted to a vote of stockholders included:

(1) The election of the following five directors to hold office until the next annual meeting or until their successors are elected and duly qualified.

                Total Vote Each          Total Vote Withheld             Broker
                    Director           From Each Director             Non-Votes
Gene Lu            11,302,810                 626,623                      -
Philip A. Harding  11,303,110                 626,323                      -
Therese E. Myers   11,299,910                 629,523                      -
Kenneth W. Simonds 11,299,123                 630,310                      -
Chun Win Wong      11,302,610                 626,823                      -

(2) The adoption of 1996 Stock Option/ Stock Issuance Plan.

For                                      7,130,239
Against                                  2,057,622
Abstain                                     22,858
Broker Non-Votes                         2,718,714

(3) Ratification of KPMG Peat Marwick LLP as independent auditors for the fiscal year ended September 30, 1997.

For                                     11,887,860
Against                                     27,315
Abstain                                     14,258
Broker Non-Votes                              -

(4) Stockholder proposal requiring all members of the Board of Directors and all officers of the Company to own shares of Common Stock of the Company.

For                                      1,117,259
Against                                  7,987,601
Abstain                                     64,735
Broker Non-Votes                         2,759,838



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

                          ADVANCED LOGIC RESEARCH, INC.
                                  (Registrant)


Date: May 15, 1997                 \s\ Eugene Lu
                                   --------------------------------------------
                                    Eugene Lu
                                    Chairman, President and Chief
                                    Executive Officer



Date: May 15, 1997                  \s\ Ron Sipkovich
                                    -------------------------------------------
                                     Ronald J. Sipkovich
                                     Vice President, Finance and
                                     Administration, Chief Financial
                                     Officer and Secretary
                                     (principal financial officer)

                                                                     Exhibit 11
                 Advanced Logic Research, Inc. and Subsidiaries
              Statement Regarding Computation of Per Share Earnings
                (Amounts in thousands, except per share amounts)

                                                                Three Months Ended         Six Months Ended
                                                                     March 31,                 March 31,
                                                               1997           1996         1997         1996
                                                               ----           ----         ----         ----
Primary income per share:-

Shares used in computing income per share:
Weighted average number of shares outstanding                  12,486        11,830        12,423       11,761
Incremental shares attributed to outstanding options              345           277           375          305
                                                              ---------------------       --------------------
                                                               12,831        12,107        12,798       12,066
                                                               --------------------        -------------------
Earnings:
         Net income                                            $3,173        $2,014        $6,380       $4,374
                                                               --------------------        -------------------

Income per common and common equivalent share                   $0.25         $0.17         $0.50        $0.36


Income per share - assuming full dilution:-

Shares used in computing income per share:
Weighted average number of shares outstanding                  12,486        11,830        12,423       11,761
Incremental shares attributed to outstanding options              346           280           376          308
                                                              ---------------------       --------------------
                                                               12,832        12,110        12,799       12,069
                                                               --------------------        -------------------

Earnings:
         Net income                                            $3,173        $2,014        $6,380       $4,374
                                                               --------------------        -------------------

Income per common and common equivalent share                   $0.25         $0.17         $0.50        $0.36

